Form 10-Q
period 1999-09-30
CERRITOS VALLEY BANCORP
filed 1999-11-22
CIK 822371

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended September 30, 1999       Commission File No. 333-79193



                             CERRITOS VALLEY BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                  95-4216236
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     12100 Firestone Blvd., Norwalk CA                      90650
    (Address of principal executive offices)              (Zip code)

     Registrant's telephone number, including area code:      (562) 868-3221
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

As of October 31, 1999, 997,938 shares of Registrant's no par value common stock were outstanding.

                             CERRITOS VALLEY BANCORP
                                      INDEX

                                                                                PAGE
PART I.   FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as of
        September 30, 1999 and December 31, 1998                                 3

        Consolidated Statements of Earnings for the three months
        and nine months ended September 30, 1999 and 1998                        5

        Consolidated Statement of Stockholders' Equity for the
        year ended December 31, 1998 and nine months
        ended September 30, 1999                                                 6

        Consolidated Statements of Cash flows for the nine months
        ended September 30, 1999 and 1998                                        7

        Notes to Consolidated Financial Statements                               9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                               10

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8K

                     Cerritos Valley Bancorp and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

               ASSETS
                                                            September 30,          December 31,
                                                           1999 (Unaudited)            1998
                                                           ----------------      ----------------
Cash and due from banks                                      $  8,615,745          $  8,610,342
Federal funds sold                                             22,825,000             6,453,000
                                                           ----------------      ----------------
             Cash and cash equivalents                         31,440,745            15,063,342

Investment securities
  Available for sale                                           35,360,755            40,487,055
  Held to maturity - fair value of $5,090,728 and
     $3,298,498 in 1999 and 1998, respectively                  5,084,861             3,278,770
Loans receivable, net of allowance for loan losses
  of $1,179,330 and $1,237,680 in 1999 and
  1998, respectively                                           61,811,230            59,834,047
Loans held for sale                                             1,129,089             1,284,631
Bank premises and equipment                                     1,767,614             1,920,206
Accrued interest receivable                                     1,177,902               932,216
Prepaid expenses and other assets                               3,462,856             3,034,092
                                                           ----------------      ----------------
             Total assets                                    $141,235,052          $125,834,359
                                                           ================      ================

        The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                September 30,           December 31,
                                                              1999 (Unaudited)              1998
                                                              ----------------        ----------------
Liabilities
  Deposits
     Checking noninterest-bearing                               $  47,434,660           $  33,314,390
     Checking interest-bearing and savings                         24,525,686              24,873,713
     Money market accounts                                         12,045,711               7,942,643
     Time certificates of deposit under $100,000                   14,156,577              13,480,453
     Time certificates of deposit $100,000 and over                17,547,998              19,120,417
                                                              ----------------        ----------------

           Total deposits                                         115,710,632              98,731,616

  FHLB advances                                                    12,133,772              12,650,837
  Treasury, tax and loan                                            1,217,099                       -
  Obligations under capital lease                                     234,563                 250,790
  Accrued expenses and other liabilities                            2,081,220               1,784,466
                                                              ----------------        ----------------

           Total liabilities                                      131,377,286             113,417,709

Commitments and contingencies                                               -                       -

Stockholders' equity
  Contributed capital
     Common stock - authorized, 20,000,000 shares, no
        par value; 997,938 and 991,667 shares issued
        and outstanding in 1999 and 1998, respectively              6,150,869               6,540,813
  Additional paid in capital stock - warrants                       1,740,800                       -
     Retained earnings                                              2,605,462               5,848,246
     Accumulated other comprehensive income                          (639,365)                 27,591
                                                              ----------------        ----------------
           Total stockholders' equity                               9,857,766              12,416,650
                                                              ----------------        ----------------
           Total liabilities and stockholders' equity           $ 141,235,052           $ 125,834,359
                                                              ================        ================

        The accompanying notes are an integral part of these statements.

                       Cerritos Valley Bank and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                            September 30,
                                                         1999                1998                1999                 1998
                                                         ----                ----                ----                 ----
INTEREST REVENUES
     Loans                                            $1,677,131          $1,483,518          $4,933,367          $4,380,886
     Investment Securities                               594,723             511,778           1,755,014           1,416,522
     Federal Funds Sold                                  179,380             183,858             382,128             408,276
     Interest Earning Deposits                             1,557               1,556               4,619               4,620
                                                      ----------          ----------          ----------          ----------

TOTAL INTEREST REVENUES                                2,452,791           2,180,710           7,075,128           6,210,304

INTEREST EXPENSE

     Deposits                                            588,322             570,459           1,735,500           1,650,630
     TT&L/FHLB Borrowing                                 188,106             114,358             555,627             176,450
     Capital Lease                                         5,643               6,056              17,248              18,457
                                                      ----------          ----------          ----------          ----------

TOTAL INTEREST EXPENSE                                   782,071             690,873           2,308,375           1,845,537
                                                      ----------          ----------          ----------          ----------

NET INTEREST INCOME                                    1,670,720           1,489,837           4,766,753           4,364,767
PROVISION FOR LOAN LOSSES                                      -             100,000             130,000             250,000
                                                      ----------          ----------          ----------          ----------

NET INTEREST INCOME AFTER PROVISION                    1,670,720           1,389,837           4,636,753           4,114,767
       FOR LOAN LOSSES
NON INTEREST REVENUES
     Service Charges on Deposit Accounts                 295,874             281,873             897,235             790,809
     Other Service Charges and Income                     96,445              91,641             308,347             269,296
     Gain on Sale of Real Estate Owned                                        14,681                                  14,681
     Gain on Sale of Loans                                   365              22,160               1,262              79,224
                                                      ----------          ----------          ----------          ----------

TOTAL NON INTEREST REVENUES                              392,684             410,355           1,206,844           1,154,010

NON INTEREST EXPENSE
     Employee                                            628,879             556,775           1,637,853           1,622,585
     Operating                                           310,156             469,285           1,364,750           1,367,708
     Occupancy                                            89,414              97,584             269,558             203,695
     Professional                                        177,365              82,686             433,776             252,075
                                                      ----------          ----------          ----------          ----------

TOTAL NON INTEREST EXPENSE                             1,205,814           1,206,330           3,705,937           3,446,063

EARNINGS BEFORE INCOME TAXES                             857,590             593,862           2,137,660           1,822,714

INCOME TAX PROVISION                                     311,782             221,660             874,904             688,399
                                                      ----------          ----------          ----------          ----------

NET EARNINGS                                          $  545,808          $  372,202          $1,262,756          $1,134,315
                                                      ==========          ==========          ==========          ==========
Basic earnings per share                              $     0.55          $     0.37          $     1.27          $     1.13
                                                      ==========          ==========          ==========          ==========
Diluted earnings per share                            $     0.51          $     0.34          $     1.19          $     1.05
                                                      ==========          ==========          ==========          ==========
Basic weighted average shares outstanding              1,000,753           1,000,000             996,854           1,000,000
                                                      ==========          ==========          ==========          ==========
Dilutive weighted average shares outstanding           1,063,292           1,084,333           1,062,700           1,084,333
                                                      ==========          ==========          ==========          ==========

        The accompanying notes are an integral part of these statements.

                       Cerritos Valley Bank and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            For the Year Ended December 31, 1998 and the Nine Months
                           Ended September 30, 1999

                                                                                        Accumulated
                                          Number                            Add'l          other
                                         of shares         Common        Paid in Cap    comprehensive    Retained
                                        outstanding        stock          Warrants         income        earnings          Total
                                        -----------    ------------      ----------   ------------    ------------    ------------
Balance - December 31, 1997              1,000,000     $  6,540,813      $        -   $     20,167    $  4,414,498    $ 10,975,478

Comprehensive income
   Net changes in unrealized gain
       on securities avaliable for
       sale, net of tax benefit
       of $4,950                                 -                -               -          7,424               -           7,424

   Net earnings for the year                     -                -               -              -       1,537,909       1,537,909
                                                                                                                      ------------
       Comprehensive income                                                                                              1,545,333

Stock retirement                            (8,333)               -               -              -        (104,161)       (104,161)
                                        -----------    ------------      ----------   ------------    ------------    ------------
Balance - December 31, 1998                991,667        6,540,813               -         27,591       5,848,246      12,416,650

Comprehensive income

   Net changes in unrealized gain
       on securities avaliable for
       sale, net of tax benefit
       of $409,657                               -                -               -       (666,956)              -        (666,956)

   Net earnings for the period                   -                -               -              -       1,262,756       1,262,756
                                                                                                                      ------------
       Comprehensive income                                                                                                595,800

Stock options exercised                     11,000           84,567               -              -               -          84,567

Redemption of stock and
   deemed dividend                        (548,688)     (11,149,340)              -              -      (4,505,540)    (15,654,880)

Issuance of stock and warrants (net
   of issuance costs of $ 384,371)         543,959       10,674,829       1,740,800              -               -      12,415,629
                                        -----------    ------------      ----------   ------------    ------------    ------------
Balance - September 30, 1999               997,938     $  6,150,869      $1,740,800   $   (639,365)   $  2,605,462    $  9,857,766
                                        ===========    ============      ==========   ============    ============    ============

         The accompanying notes are an integral part of this statement.

                     Cerritos Valley Bancorp and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended September 30,
                                                                      -------------------------------------
                                                                      1999 (Unaudited)            1998
                                                                      ----------------       --------------
Cash flows from operating activities:
    Net earnings                                                       $  1,262,756           $  1,134,315

    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Net amortization/accretion of
           discount/premium on securities                                    (3,354)               128,417
        Depreciation                                                        193,381                183,195
        Deferred income tax (benefit) expense                              (371,332)               (87,402)
        Other losses and (gains)                                             (1,202)               (93,905)
        Purchases of  loans held for sale                                         -             (4,475,500)
        Sales and payments received on loans held for sale                  156,744              4,559,353
        (Increase) decrease in interest receivable                         (245,686)              (129,743)
        Net (increase) decrease in other assets                             (57,431)               (78,522)
        Net increase in other liabilities                                   296,754                129,783
        Provision for loan losses                                           130,000                250,000
                                                                        -----------            -----------

                    Net cash provided by
                     operating activities                                 1,360,630              1,519,991

Cash flows from investing activities:
    Proceeds from maturities and principal collected on sales of securities:

        Available for sale                                                8,926,663             18,987,744
        Held to maturity                                                  1,374,451                531,285
    Purchases of investment securities:
        Available for sale                                               (4,466,281)           (21,208,827)
        Held to maturity                                                 (3,178,226)              (809,100)
    Net (increase) decrease in loans                                     (2,107,183)           (14,105,613)
    Purchases of premises and equipment                                     (40,790)              (184,888)
    Proceeds from sale of other real estate owned                                 -                 84,437

                                                                        -----------            -----------
                    Net cash provided by (used in)  investing
                    activities                                              508,634            (16,704,962)

        The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                                                                       Nine months ended September 30,
                                                                    1999 (Unaudited)            1998
Cash flows from financing activities:
    Net increase in interest and
        noninterest bearing  accounts, savings and
        money market accounts                                        $ 17,875,311           $  7,990,342
    Net (decrease) increase in time certificates
       of deposit                                                        (896,295)             3,309,317
    Payments made under capital lease obligations                         (16,227)               (12,180)
    Net increase in treasury, tax and loan note                          (517,065)              (660,518)
    Net increase in FHLB advances                                       1,217,099              7,553,368
    Proceeds from issuance of stock and warrants,
      net of issuance costs of $384,371                                12,415,629                      -
    Payment for the redemption of stock and deemed dividend           (15,654,880)                     -
    Proceeds from exercise of stock options                                84,567                      -
                                                                     ------------           ------------

                    Net cash provided by
                       financing activities                            14,508,139             18,180,329
                                                                     ------------           ------------

                    Increase (decrease) in cash and
                       cash equivalents                                16,377,403              2,995,358

Cash and cash equivalents at beginning of year                         15,063,342             15,115,817
                                                                     ------------           ------------

Cash and cash equivalents at end of year                             $ 31,440,745           $ 18,111,175
                                                                     ============           ============
Supplemental disclosures of cash flow information:

    Interest paid                                                    $  2,332,877           $  1,791,439

    Income taxes paid                                                $  1,108,600           $    925,216

        The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by Cerritos Valley Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading.

         The financial position at September 30, 1999, and the results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form S-4 for the year ended December 31, 1998.

NOTE 2 -MERGER AND ACQUISITION

         On September 7, 1999, the shareholders of the Company approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc., as General Partner of The California Community Financial Institutions Fund, Limited Partner (the "Fund"), Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement") which became effective September 13, 1999. Under the Agreement, each outstanding share of the Company stock was converted into cash in the amount of $13.4871 and 0.5271 shares of Company stock. As a result of this merger, the Company redeemed shares from and paid dividends to its shareholders and issued 81,000 warrants to acquire additional shares of stock. Immediately following the completion of the merger, there were approximately 1,071,937 shares of Cerritos Valley Bancorp common stock outstanding, consisting of 543,959 shares issued to the Fund in the merger and the remainder issued to the existing shareholders. In addition the Company purchased 75,000 shares of its outstanding stock from James N. Koury, President and Chief Executive Officer of the Company, pursuant to a stock purchase rights amendment agreement. Upon completion of the merger, the Fund owned 54.56% of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cerritos Valley Bancorp (the "Company"), holding company for Cerritos Valley Bank (the "Bank"), recorded net earnings of $545,808, or $0.55 basic earnings per share, for the third quarter of 1999, compared with net earnings of $372,202, or $0.37 per share, for the third quarter of 1998. For the nine months ended September 30, 1999, the Company had net earnings of $1,262,756, or $1.27 basic earnings per share, compared to $1,134,315, or $1.13 basic earnings per share for the same period in 1998. The Company had diluted earnings per share for the third quarter of 1999 of $0.51 per share and $1.19 diluted earnings per share for the nine months ended September 30, 1999.

The increase in net earnings for the three months and nine months ended September 30, 1999 were primarily the result of an increase in average interest earning assets of $17,080,000 and $20,807,000 for the three and nine months ended September 30, 1999, a decline in yields on interest earning assets, and emphasis on expense control.

Loans

The following table sets for the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.

                                            September 30, 1999             December 31, 1998
                                          ------------------------       ------------------------
                                           Amount      % of Total         Amount      % of Total
                                          ------------ -----------       ------------ -----------
Commercial                                $22,536,608       35.73%       $22,665,354      37.08%
Construction                                7,607,152       12.06%         6,918,400      11.32%
Real estate                                30,507,009       48.36%        28,714,130      46.97%
Installment                                 2,430,051        3.85%         2,830,655       4.63%
                                          ------------------------       -----------------------
        Subtotal                           63,080,820      100.00%        61,128,539     100.00%
Less:
        Deferred loan fees                    (90,260)                       (56,812)
        Allowance for loan losses          (1,179,330)                    (1,237,680)
                                          ------------                   ------------
Net loans                                 $61,811,230                    $59,834,047
                                          ============                   ============

It is management's intent to continue to increase interest income with the addition of loans which meet the Bank's underwriting criteria. In accordance with management's credit administration and regulatory policy, loans are placed on non-accrual status when the collection of principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

The following table sets forth information about non-performing assets 90 days or more past due and continuing to accrue and certain ratios.

                                                 September 30, 1999        December 31, 1998
                                                 ------------------        -----------------
(in thousands)

Nonperforming loans (1)                          $               -         $            199
Other real estate owned                                          -                 -
                                                 ------------------        -----------------
        Total nonperforming assets               $               -         $            199
                                                 ------------------        -----------------

Accruing loans 90 days or more past due          $           1,326         $            517
                                                 ------------------        -----------------

Nonperforming loans to total loans                            0.00%                    0.33%
Nonperforming assets

        to total loans                                        0.00%                    0.33%
        to total assets                                       0.00%                    0.16%

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

The Company maintains the allowance for loan losses at a level considered adequate by management to provide for potential loan losses. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses based on presently known conditions, there can be no assurances that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses, and therefore the requisite amount of provision for loan losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based upon economic conditions and other factors.

The following table sets forth information about the allowance for loan losses.

                                                    Nine Months Ended            Year Ended
                                                    September 30, 1999        December 31, 1998
                                                    ------------------        -----------------
Balance at beginning of period                       $      1,237,680          $     1,155,839
Provision for loan losses                                     130,000                  310,000

Loan charge-offs                                             (206,662)                (309,888)
Recoveries on loans previously charged-off                     18,312                   81,729
                                                    ------------------        -----------------
        Net charge-offs (recoveries)                         (188,350)                (228,159)
                                                    ------------------        -----------------

Balance at end of period                             $      1,179,330          $     1,237,680
                                                    ==================        =================
Loans outstanding at end of period                   $     63,080,820          $    61,128,539
Average loans outstanding during period              $     65,921,499          $    57,081,000

Net charge-offs (recoveries) to average loans
        outstanding                                             -0.29%                   -0.40%

Allowance for loan losses:
        to total loans                                           1.87%                    2.17%
        to nonperforming loans                                   0.00%                  621.95%
        to nonperforming assets                                  0.00%                  621.95%

Management considers a loan to be impaired when, based upon available information and current events, it believes that it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by the establishment of a valuation allowance equal to the excess of the Company's recorded investment in the loan over its measured value.

The Company had no impaired loans as of September 30, 1999. The average recorded investment in impaired loans during the first nine months of 1999 was approximately $40,441 and no income was recorded utilizing the cash basis and accrual basis method of accounting.

The Company had approximately $199,000 in impaired loans as of December 31, 1998. The allowance for loan losses related to impaired loans at December 31, 1998 was $149,434. The average recorded investment in impaired loans was $380,000 during the year 1998. Total cash collected on impaired loans during the year ended December 31, 1998 was $173,848, of which $169,417 was credited to the principal balance outstanding on such loans and $4,431 was recognized as interest income.

The Company had approximately $292,497 in impaired loans as of September 30, 1998. The allowance for loan losses related to impaired loans at September 30, 1998 was $191,101. The average recorded investment in impaired loans was $366,162 during the first nine months of 1998. Total cash collected on impaired loans during the first nine months of 1998 was $115,044, of which $113,140 was credited to the principal balance outstanding on such loans and $1,904 was recognized as interest income.


Investment Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale as of September 30, 1999 and December 31, 1998:

                                                            September 30, 1999
                                    --------------------------------------------------------------------
                                      Amortized                                              Estimated
                                        cost              Gains             Losses          fair value
                                     ----------        -----------       -----------       -----------
U.S. Treasury securities             $ 1,497,370       $     4,190       $         -       $ 1,501,560
Obligations of other U.S.
      Government agencies
      and corporations                26,427,596                 -           823,115        25,604,481
Mortgage-backed securities             2,245,139                 -             9,987         2,235,152
Obligations of state and
      political subdivisions           2,122,810             3,855            14,618         2,112,047
Corporate bonds                        4,038,448                 -           225,933         3,812,515
Other                                     95,000                 -                 -            95,000
                                     -----------       -----------       -----------       -----------
                                     $36,426,363       $     8,045       $ 1,073,653       $35,360,755
                                     ===========       ===========       ===========       ===========


                                                            December 31, 1998
                                     -----------------------------------------------------------------
                                      Amortized                                             Estimated
                                        cost              Gains             Losses         fair value
                                     -----------       -----------       -----------       -----------
U.S. Treasury securities             $ 2,495,540       $    27,429       $         -       $ 2,522,969
Obligations of other U.S.
     Government agencies
     and corporations                 28,664,954            32,337           104,010        28,593,281
Mortgage-backed securities             2,893,527             6,290             1,192         2,898,625
Obligations of state and
     political subdivisions            2,249,599            37,507                 -         2,287,106
Corporate bonds                        4,042,449            47,625                 -         4,090,074
Other                                     95,000                 -                 -            95,000
                                     -----------       -----------       -----------       -----------
                                     $40,441,069       $   151,188       $   105,202       $40,487,055
                                     ===========       ===========       ===========       ===========

The amortized cost and fair value of securities held to maturity as of September 30, 1999 and December 31, 1998 are as follows:

                                                           September 30, 1999
                                     --------------------------------------------------------------
                                      Amortized                                         Estimated
                                        cost             Gains            Losses        fair value
                                     ----------       ----------       ----------       ----------
U.S. Treasury securities             $        -       $        -                        $        -
Obligations of other U.S.
     Government agencies
     and corporations                 2,000,000                -           35,640       $1,964,360
Mortgage-backed securities              703,189            6,687                -       $  709,876
Obligations of state and                      -
     political subdivisions             823,772           44,122            9,302       $  858,592
Corporate bonds                               -                -                        $        -
Other                                 1,557,900                -                        $1,557,900
                                     ----------       ----------       ----------       ----------

                                     $5,084,861       $   50,809       $   44,942       $5,090,728
                                     ==========       ==========       ==========       ==========


                                                           December 31, 1998
                                     --------------------------------------------------------------
                                      Amortized                                         Estimated
                                        cost             Gains            Losses        fair value
                                     -----------      -----------      -----------      ----------
Obligations of other U.S.
     Government agencies
     and corporations                $1,000,000       $      800       $        -       $1,000,800
Mortgage-backed securities              770,575            8,178                -          778,753
Obligations of state and
     political subdivisions             229,795           10,750                           240,545
Other                                 1,278,400                -                         1,278,400
                                     ----------       ----------       ----------       ----------

                                     $3,278,770       $   19,728       $        -       $3,298,498
                                     ==========       ==========       ==========       ==========

During the nine months ended September 30, 1999, and the year ended December 31, 1998, there were no sales of available-for-sale securities.

Deposits

Total deposits at September 30, 1999 were $115,710,632, an increase of $16,979,016, or 17.20%, from $98,731,616 at December 31, 1998. The Company attracts deposits primarily from individuals and businesses within the Company's primary service area in the Southern California communities of Norwalk, Artesia, Huntington Park and Glendale. The Company has no brokered deposits, and the Company's practice is to not purchase brokered deposits.

The following table sets forth the amount of deposits by category and the percentage of each category to all deposits as of September 30, 1999 and December 31, 1998:

                                                            September 30, 1999              December 31, 1998
                                                        Amount         % of Total          Amount         % of Total
Checking noninterest                                 $ 47,434,660         40.99%       $ 33,314,390          33.74%
Checking interest-bearing and savings                  24,525,686         21.20%         24,873,713          25.19%
Money market accounts                                  12,045,711         10.41%          7,942,643           8.04%
Time certificates of deposit under $100,000            14,156,577         12.23%         13,480,453          13.65%
Time certificates of deposit $100,000 and over         17,547,998         15.17%         19,120,417          19.37%
                                                     ------------       --------       ------------        --------

                                                     $115,710,632        100.00%       $ 98,731,616         100.00%
                                                     ============       ========       ============        =======

Capital

The Federal Reserve Bank (the "FRB"), the Company's primary regulator, has established minimum leverage ratio guidelines. For institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirements.

Risk-based capital standards were implemented on December 31, 1992. Since December 31, 1992, banking organizations have been expected to meet minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and risk-weighted off-balance sheet items.

The Federal Deposit Insurance Act of 1991 contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or critically undercapitalized."

The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 1999.

                                                                    For Capital
                                          Actual                 Adequacy Purposes
                                  ----------------------       ----------------------
(in thousands)                     Amount       Ratio            Amount       Ratio
                                  ---------   ----------       ----------   ---------
Company
     Leverage                     $10,497          7.72%        $5,441          4.00%
     Tier 1 risk-based             10,497         12.48%         3,363          4.00%
     Total risk-based              11,548         13.76%         6,727          8.00%

Bank
     Leverage                     $10,442          7.68%        $5,441          4.00%
     Tier 1 risk-based             10,442         12.42%         3,363          4.00%
     Total risk-based              11,493         13.69%         6,725          8.00%


As indicated in the above table, the Bank has exceeded all applicable regulatory capital guidelines at September 30, 1999. Cerritos Valley's management believes that, under the current regulations, Cerritos Valley Bank will continue to meet its minimum capital requirements in the foreseeable future.

In the third quarter of 1999, the shareholders of the Company approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc., as General Partner of The California Community Financial Institutions Fund, Limited Partner (the "Fund"), Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement"). Under the Agreement, each outstanding share of the Company stock was converted into cash in the amount of $13.4871 and 0.5271 shares of Company stock. As a result of this merger, the Company redeemed shares from and paid dividends to its shareholders and issued warrants to acquire additional shares of stock. Immediately following the completion of the merger, there were approximately 1,071,937 shares of Cerritos Valley Bancorp common stock outstanding, consisting of 543,959 shares issued to the Fund in the merger and the remainder issued to the existing shareholders. In addition the Company purchased 75,000 shares of its outstanding stock from James N. Koury, President and Chief Executive Officer of the Company, pursuant to a stock purchase rights amendment agreement. Issuance costs associated with the transaction of $384,371 were deducted from the proceeds of common stock. Total stockholders' equity at September 30, 1999 was $9,857,766 compared to

$12,416,650 at December 30, 1998. The primary difference between total stockholders' equity is a result of dividends paid to facilitate the abovementioned merger.

Liquidity

The Company's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Company are subject to the restrictions set forth in the California Financial Code. The California Financial Code provides that a bank may not make a cash distribution to its shareholder in an amount which exceeds the lesser of (1) the retained earnings or (2) the net income of the bank for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during that period; however, a bank may, with the approval of the Department of Financial Institutions, make a distribution to its shareholders in an amount not exceeding the greatest of:

-   the retained earnings of the bank,

-   the net income of the bank for its last fiscal year, or

-   the net income of the bank for its current fiscal year.

If the Commissioner of the Department of Financial Institutions finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner of the Department of Financial Institutions may order the bank not to a pay dividend to the shareholders. In addition, Cerritos Valley Bank as a state-chartered bank is also subject to dividend restrictions set forth by the FDIC.

The Bank's primary sources of liquidity are federal funds sold to other banks, the investment securities portfolio and borrowing capacity from the Federal Home Loan Bank. For nine months ended September 30, 1999, federal funds sold averaged $10,833,000 compared to $10,175,000 for the same period in 1998. In addition, securities in the available for sale portfolio can be sold in response to liquidity needs or used as collateral for advances from the Federal Home Loan Bank. Securities held to maturity are available for liquidity needs primarily as collateral. The fair value of securities available for sale and held to maturity at September 30, 1999 were $35,360,755 and $5,090,728, respectively.

Year 2000 Compliance

The Year 2000 issue presents a very real and significant challenge to the Company, along with the entire financial services industry. This problem has the potential to affect a wide range of systems and equipment, including software and hardware, utilities, communications platforms and devices, and facilities. The Year 2000 issue relates to the fact that many computer programs used only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could produce inaccurate or unpredictable results. Such occurrences may have a material adverse effect on the Company's financial condition, results of operations, or business as the Company, like most financial organizations, is significantly subject to the potential Year 2000 issues due to the nature of financial information.

Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure and appropriate level of attention to Year 2000 processing capabilities.

While no one can accurately predict what will happen with the date change to the year 2000, the Company's management and Board of Directors take the potential risks seriously, and have been working since early in 1997, and will continue to work to be prepared for the Year 2000 transition.

Cerritos Valley has a written plan to address the risks associated with the impact of the Year 2000. The plan directs Cerritos Valley's Year 2000 compliance efforts under the framework of a five-step program mandated by the Federal Financial Institutions Examination Council (the "FFIEC"). The FFIEC's five-step program consists of five phases: awareness, assessment, renovation, validation and implementation. In the awareness phase, which Cerritos Valley has completed, the Year 2000 problem is defined and executive level support for the necessary phase, which Cerritos Valley has also completed, the size and complexity of the problem and details of the effort necessary to address the Year 2000 issues are assessed. Although the awareness and assessment phases are completed, Cerritos Valley continues to evaluate new issues as they arise. In the renovation phase, which Cerritos Valley has substantially completed, the required incremental changes to hardware and software components are tested. In the validation phase, which Cerritos Valley has also substantially completed, the hardware and software components are tested. In the implementation phase changes to hardware and components are brought on line. The implementation phase is complete.

Cerritos Valley is utilizing both internal and external resources to identify, correct and test its systems for Year 2000 compliance. Based on information received from its vendors, Cerritos Valley believes most of its vendors are Year 2000 compliant as of September 30, 1999. Testing of the critical system applications for the core banking products provided by Cerritos Valley's primary vendors has been completed and the results were all satisfactory. The core banking product includes general ledger, accounts payable, certificates of deposit and individual retirement accounts, commercial and installment loans, checking and savings accounts, proof of deposit applications and ancillary support products.

Cerritos Valley is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. Cerritos Valley has sent Year

2000 correspondence to its significant deposit and loan customers. Starting in November of 1997, Cerritos Valley mailed 368 letters with questionnaires to all customers who maintained $50,000 or more in deposits. Cerritos Valley received 261 responses back, which equals a 70.9% response rate. In addition, Cerritos Valley mailed 75 letters with risk assessment questionnaires to customers with loan balances greater than $100,000 covering 64% of the entire loan portfolio. As of September 1999, Cerritos Valley received a 100% response from these loan customers either by direct contact or by a follow-up to the letter. Currently, all new depositors who maintain $50,000 or more in deposits, and new loan customers with loan balances greater than $100,000 are surveyed when a new account is opened or a loan is funded. After reviewing the responses from the loan customers, Cerritos Valley Bank classified two loans with loan balances totaling $849,000 as "high risk," and 28 loans with balances totaling $8,272,000 as "medium risk." The high risk customers are being monitored by Cerritos Valley Bank on an ongoing basis.

A customer of Cerritos Valley is deemed significant if the customer possesses any of the following characteristics:

-    Total indebtedness to Cerritos Valley Bank of $100,000 or more.

- The customer's business is dependent on the use of high technology and/or the electronic exchange of information.

- The customer's business is dependent on third party providers of data processing services or products.

-    An average ledger deposit balance greater than $50,000.

- Collateral taken by Cerritos Valley Bank which could become impaired by Year 2000 problems.

-    Unsecured lines of credit from which borrowers can draw funds at will.

Cerritos Valley has amended its credit authorization documentation to include consideration of the Year 2000 problem. Cerritos Valley assesses its significant customer's Year 2000 readiness and assigns the customer and assessment of "low," "medium" or "high" risk. Risk evaluation of Cerritos Valley's significant customers was completed on December 31, 1998. Any depositor or lending customer determined to have a high or medium risk is scheduled for an evaluation by Cerritos Valley every 90 days until the customer can be assigned a low risk assessment.

Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of Year 2000 problems or to determine Cerritos Valley's worst-case scenario in the event Cerritos Valley's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, Cerritos

Valley is developing a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual processing of information for critical information technology systems and increased cash on hand. The contingency plans were completed by March 31, 1999, after which the appropriate implementation training was scheduled to take place.

As of September 30, 1999, Cerritos Valley has incurred approximately $74,000 in Year 2000 costs, which have been expensed as incurred.

Results of Operations

The Company reported consolidated net earnings of $545,808 for the third quarter of 1999, compared with net earnings of $372,202 for the third quarter of 1998. Basic earnings per share for the third quarter of 1999 were $0.55 per share compared to $0.37 for the same quarter of 1998. Diluted earnings per share were $0.51 per share as compared to $0.34 for the same period in 1998.

For the first nine months of 1999, the Company reported net earnings of $1,262,756 compared to $1,134,315 for the same period in 1998. Basic earnings per share were $1.27 and $1.13 for the nine months ended September 30, 1999 and 1998, respectively, and diluted earnings per share were $1.19 and $1.05 for the same period in 1999 and 1998, respectively.

Net Interest Income

The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits and borrowings. For the quarter ended September 30, 1999, net interest income increased 12.1% to $1,670,720 from $1,489,837 for the same period in 1998. For the nine months ended September 30, 1999 and 1998, net interest income was $4,766,753 and $4,364,767, respectively. The increase in net income for the third quarter ended September 30, 1999 as compared to the same period in 1998, is primarily the result of a 16.38% or $17,080,000 increase average interest earning assets outstanding during the quarter offset by a decline in yield of interest-earning assets. The yield on interest-earning assets declined 54 basis points to 8.08% in the first nine months of 1999 compared to the same period in 1998. The decline in yield is a result of increased competition for quality loans and the overall growth and change in mix in the investment and loan portfolios . For the nine months ended September 30, 1999 average interests earning assets grew 21.6% to $117,084,000 as compared to $96,277,000 for the same period in 1998. For the three and nine months ended September 30, 1999, the net interest margin (net interest income divided by average interest-earning assets) was 5.56% and 5.45% respectively, compared to 5.54% and 6.06% for the same respective periods in 1998.

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars (000's) and rates for the three months ended September 30, 1999 and 1998.

                                                       Three months ended                         Three months ended
                                                       September 30, 1999                         September 30, 1998
                                             Average        Yield/                     Average       Yield/
                                             Balance         Rate       Interest       Balance        Rate      Interest
                                           ---------     ----------    ----------     ---------      --------   --------
Assets
Interest-earning assets:
     Securities                            $  40,180         5.94%      $     595     $  33,896          6.06%  $     512
     Loans                                    66,376        10.13%          1,677        56,537         10.53%      1,483
     Federal funds sold                       14,726         4.89%            179        13,769          5.36%        184
     Interest-earning deposits                    95         6.57%              2            95          6.57%          2
                                           ---------                    -----------------------                 ---------
         Total interest-earning assets       121,377         8.10%      $   2,453       104,297          8.39%  $   2,181
                                           ---------                    -----------------------                 ---------

Deferred loan fees                              (104)                                      (112)
Allowance for loan losses                     (1,179)                                    (1,245)
Noninterest-earning assets
     Cash and due from banks                   9,527                                      8,207
     Premises and equipment                    1,803                                      1,992
     Accrued interest                          1,040                                        677
     Other assets                              3,392                                      2,850
                                           ---------                                  ---------
         Total assets                      $ 135,856                                  $ 116,666
                                           =========                                  =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities
      Interest-bearing demand deposits     $  11,630         1.49%      $      43     $  10,022          1.47%  $      37
     Savings and money market deposits        25,785         2.78%            179        20,361          2.51%        127
     Time deposits under $100,000             14,383         4.45%            159        12,945          4.91%        158
     Time deposits over $100,000              17,934         4.62%            206        19,372          5.13%        249
     Other borrowings                         13,440         5.61%            188         7,281          6.30%        114
     Capital lease                               236         9.59%              6           254          9.58%          6
                                           ---------                       -----------------------                 ---------
                                              83,408         3.76%      $     781        70,235          3.95%  $     691
                                           ---------                       -----------------------                 ---------

Noninterest-bearing liabilities
      Noninterest-bearing demand
        deposits                              38,272                                     33,039
      Other liabilites                         2,139                                      1,439
Shareholders' equity                          12,037                                     11,953
                                           ---------                                  ---------

         Total liabilities and
         shareholders' equity              $ 135,856                                  $ 116,666
                                           =========                                  =========

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars (000's) and rates for the nine months ended September 30, 1999 and 1998.

                                                         Nine months ended                        Nine months ended
                                                          September 30, 1999                      September 30, 1998
                                             Average          Yield/                      Average         Yield/
                                             Balance           Rate         Interest      Balance          Rate    Interest
                                           ---------          -------      ---------     ---------        -------  --------
Assets
Interest-earning assets:
     Securities                            $  40,234            5.83%      $   1,755     $  31,099          6.09%  $  1,417
     Loans                                    65,922           10.00%          4,933        54,908         10.67%     4,380
     Federal funds sold                       10,833            4.72%            382        10,175          5.36%       408
     Interest-earning deposits                    95            6.50%              5            95          6.50%         5
                                           ---------                       -----------------------                 ---------
         Total interest-earning assets       117,084            8.08%      $   7,075        96,277          8.62%  $  6,210
                                           ---------                       -----------------------                 ---------

Deferred loan fees                              (102)                                         (129)
Allowance for loan losses                     (1,197)                                       (1,200)
Noninterest-earning assets

     Cash and due from banks                   9,183                                         8,023
     Premises and equipment                    1,853                                         1,999
     Accrued interest receivable                 994                                           677
     Other assets                              3,190                                         2,855
                                           ---------                                     ---------
         Total assets                      $ 131,005                                     $ 108,502
                                           =========                                     =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities
     Interest-bearing demand deposits      $  11,600            1.47%      $     128     $   9,853          1.45%  $    107
     Savings and money market deposits        24,189            2.69%            487        17,864          2.73%       365
     Time deposits under $100,000             14,133            4.49%            475        14,444          4.30%       465
     Time deposits over $100,000              18,430            4.68%            646        18,744          5.09%       714
     Other borrowings                         13,223            5.62%            556         3,828          6.16%       176
     Capital lease                               241            9.58%             17           258          9.57%        18
                                           ---------                       -----------------------                 ---------
                                              81,816            3.77%      $   2,308        64,991          3.80%  $  1,845
                                           ---------                       -----------------------                 ---------
Noninterest-bearing liabilities

      Noninterest-bearing demand deposits     34,840                                        30,480
      Other liabilites                         1,965                                         1,465
     Shareholders' equity                     12,384                                        11,566
                                           ---------                                     ---------
         Total liabilities and
            shareholders' equity           $ 131,005                                     $ 108,502
                                           =========                                     =========

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 1999 and 1998. The changes due to both rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts.

                                          Three months ended                     Nine months ended
                                      September 30, 1999 and 1998           September 30, 1999 and 1998
                                    Volume        Rate        Total        Volume        Rate        Total
                                   --------   -----------  ----------    ----------  -----------   --------
Increase (decrease) in interest
    income:
     Securities                      $  93      $   (10)     $    83      $   400      $   (62)     $   338
     Loans                             252          (58)         194          838         (285)         553
     Federal funds sold                 12          (17)          (5)          25          (51)         (26)
     Interest-bearing deposits-
       banks                             -            -            -            -            -            -
                                   -------      -------       ------      -------      -------       ------
                                       357          (85)         272        1,263         (398)         865
                                   -------      -------       ------      -------      -------       ------

Increase (decrease) in interest
     expense:
       Interest-bearing demand
         deposits                        6            -            6           19            1           20
       Savings and money market
         deposits                       37           15           52          127           (6)         121
     Time deposits under $100,000       17          (16)           1          (10)          20           10
     Time deposits over $ 100,000      (18)         (24)         (42)         (12)         (56)         (68)
     Other borrowings                   88          (14)          74          398          (17)         381
     Capital lease                       -            -            -           (1)           -           (1)
                                   -------      -------       ------      -------      -------       ------
                                       130          (39)          91          521          (58)         463
                                   -------      -------       ------      -------      -------       ------
Increase (decrease) in net
     interest income               $   227      $   (46)     $   181      $   742      $  (340)     $   402
                                   =======      =======      =======      =======      =======      =======

Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income increased $272,081 to $2,452,791 for the three months ended September 30, 1999 from $2,180,710 for the same period in 1998. For the nine months ended September 30, 1999, interest income increased $864,824, or 13.9%, to $7,075,128 from $6,210,304 for the same period in 1998.
Interest earned on loans increased 13.1% and 11.2% for the three and nine months ended September 30, 1999 and 1998, respectively. The Company continues to benefit from modest growth in the loan portfolio and strong liquidity which is invested in the investment portfolio. Overall, average interest-earning assets increased $20,807,000, or 21.6%, for the nine months ended September 30, 1999 as compared to the same period in 1998.

Interest expense represents interest paid on deposits and other borrowings. Interest expense for the three months ended September 30, 1999 was $782,071 compared to $690,873 for the same period in 1998, an increase of 13.2%. For the nine months ended September 30, 1999, interest expense increased to $2,308,375 from $1,845,537, or 25.08% for the same period in 1998. The increase in interest expense for the nine months ended September 30, 1999, is primarily the result of an increase in TT&L/FHLB borrowings, interest expense for TT&L/FHLB borrowings increased from $176,450 for the nine months ended September 30, 1998 to $555,627 for the same period in 1999. TT&L/FHLB borrowings averaged $13,223,000 for the nine months ended September 30, 1999 compared to $3,828,000 for the same period in 1998.

Provision for Loan Losses

The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, the evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and other such factors which in management's judgment deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

Management allocated $130,000 as a provision for loan losses during the first nine months of 1999 compared to $250,000 for the same period in 1998. The decrease in the provision for loan losses in 1999 is in response to management's assessment of the improvement in the loan portfolio and the resulting decrease in nonperforming loans. Loans charged off net of recoveries were $188,350 and $228,159 for the first nine months of 1999 and 1998, respectively. The ratio of allowance for loan losses to total gross loans was 1.91% at September 30, 1999, and 2.17% at September 30, 1998.

In management's opinion, the balance of the allowance for loan losses at September 30, 1999, was sufficient to sustain any foreseeable losses in the loan portfolio at that time.

Noninterest Revenue

For nine months ended September 30, 1999, noninterest revenue totaled $1,206,844 compared to $1,154,010 for the same period in 1998. The increase was primarily related to an increase in service charges on deposit accounts and other service charge and income.

Noninterest Expense

Noninterest expense for the first nine months of 1999, increased to $3,705,937 from $3,446,063 for the same period in 1998. The increase occurred primarily in Occupancy and Professional expense categories.

Occupancy expense increased $65,863 to $269,558 primarily as a result of the addition of a new branch location in April 1998. The increase in Professional expense category is primarily in legal fees and other professional fees which increased $181,701 from $252,075 for the nine months ended September 30, 1998 to $433,776 for the same period in 1999. The increase in legal is primarily due to litigation arising from credit resolution resulting in a decrease in nonperforming assets.

Income Taxes

For the nine months ended September 30, 1999, the provision for income taxes was $874,904 compared to $688,399 for the same period in 1998.

Management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Company.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Cerritos Valley's market risk arises primarily from interest rates risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. Cerritos Valley does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing of otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Cerritos Valley has a negative gap measured with 12 months period. From one year and beyond, the negative gap changes to a positive gap. In addition, Cerritos Valley uses interest rate shock analysis to estimate the effect of certain hypothetical rate changes on income and capital on a present value basis. Cerritos Valley uses an internal reference rate index to price its loans. This reference rate is not automatically adjusted when the Wall Street prime rate is lowered. As a result, Cerritos Valley Bank does not pay any broker to obtain deposits and therefore is able to price its deposit below competitive prices. Based upon Cerritos Valley's shock analysis, net interest income is expected to rise with increasing rates and fall with declining rates.

Cerritos Valley's positive gap after one year is the result of the majority of investments having terms greater than one year on the asset side. Also, approximately 49.7% of its loan portfolio reprices and matures over a 1 year period. On the liability side, the majority of Cerritos Valley's time deposits have an average term life of less than 1 year while savings accounts, NOW accounts and money market accounts are recorded for gap analysis in the next day to three month category because they do not have a contractual maturity date. The borrowings from the Federal Home Loan Bank have an average term life greater than three years.

Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has taken the following steps to manage its positive interest rate gap. Cerritos Valley uses an internal reference rate for pricing loans which changes at a slower rate than prime. For fixed term loans, Cerritos Valley Bank uses Federal Home Loan Bank advances to match the funding of the loans in order to protect the spread over the life of the loan. Also, Cerritos Valley Bank holds the majority of its investments in the available-for-sale category in order to be able to react to changes in interest rates.

The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, i.e. interest rate sensitive assets less interest rate sensitive liabilities, the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of September 30, 1999. The table also set forth the time periods within which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rates relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                         September 30, 1999
                                -------------------------------------------------------------------
                                                 Over
                                                 Three
                                                 Months        Over
                                  Next Day      Through       One Year       Over
                                  to Three       Twelve       Through        Five
                                   Months        Months     Five Years       Years        Total
                                  --------     ---------    -----------    ---------    ----------
ASSETS:

Federal funds sold                $ 22,825      $      -      $      -      $      -      $ 22,825
Taxable investment securities        2,994             -        24,284         9,920        37,198
Nontaxable investment securities       316           100         1,543         1,289         3,248
Loans (1)                           31,922         2,358        10,465        19,465        64,210
                                  --------       -------       -------      --------      --------
   Total interest-earning assets    58,057         2,458        36,292        30,674       127,481

LIABILITIES:
Savings deposits (2)                34,433             -             -             -        34,433
Time deposits                       18,128        14,027         1,688             -        33,843
Other borrowed funds                 1,217         1,000         3,754             -         5,971
                                  --------       -------       -------      --------      --------

   Total interest-bearing deposits  53,778        15,027         5,442             -        74,247
                                  --------       -------       -------      --------      --------
Net (interest-bearing liabilities)
   interest-earning assets        $  4,279      $(12,569)     $ 30,850      $ 30,674      $ 53,234
                                  ========      ========      ========      ========      ========
Cumulative net (interest-bearing
   liabilities) interest-earning
   assets (GAP)                   $  4,279      $ (8,290)     $ 18,281      $ 61,524      $ 83,908
                                  ========      ========      ========      ========      ========
Cumulative GAP as a
   percentage of total
   interest-earning assets            7.37%     -337.27%         50.37%       200.57%        65.82%
                                  ========      =======       ========      ========      ========

(1)  Gross loans net of nonaccrual.
(2) Savings deposits include interest-bearing transaction accounts.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21 E of the Exchange Act, which involve risks and uncertainties. These "forward-looking statements" relate to, among other things, operating results of Bank (the Bank"), level of problem credits, expectations of the business environment in which the Bank operates, projections of future performance, perceived opportunities in the market and statements regarding the Bank's mission and vision, the effect of governmental supervision on the Bank, general or specific economic conditions, management results in resolving problem credits, the costs and other effects of legal and administrative proceedings, changes in accounting policies and practices or in the applications of such policies and practices, the effects of changes within the Bank's organization, and any activities of parties with which the Bank has an agreement or understanding. The Bank's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. Reference should be made to the Bank's Annual Report for the year ended December 31, 1998 on Form S-4 for a discussion of these factors.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8K

         (a)  Exhibits

              Reports on Form 8-K

                  Form Type:                8-K
                  SEC File Number:          333-79193
                  Date File:                September 27, 1999
                  Description:
                  On September 13, 1999, pursuant to a merger of Cerritos Merger Co., a wholly-owned subsidiary of California Community Financial Institutions Fund Limited Partnership with and into the registrant, the California Fund acquired approximately 55% of the outstanding shares of the Registrant's common stock.

                                   SIGNATURES

              Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    CERRITOS VALLEY BANCORP
                                    -------------------------
                                    (Registrant)

              November 19, 1999     /s/  James Koury
                                    -------------------------
                                    James Koury
                                    Chairman of the Board

              November 19, 1999     /s/  Melissa Lanfre
                                    -------------------------
                                    Chief Financial Officer