Form 10-K405
period 1999-12-31
CERRITOS VALLEY BANCORP
filed 2000-04-14
CIK 822371

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999               COMMISSION FILE NO. 333-79193

                            CERRITOS VALLEY BANCORP

             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                 95-4216236
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

12100 FIRESTONE BLVD., NORWALK CA                       90650
 (Address of principal executive                      (Zip code)
            offices)

Registrant's telephone number, including area code:     (562) 868-3221

                            ------------------------

    Securities to be registered under Section 12(b) of the Act:   None

    Securities to be registered under Section 12(g) of the Act:   None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    Net earnings for the year ended December 31, 1999.   $1,584,807.

    The aggregate market value of voting stock held by non-affiliates of the Company was $8,270,199, based on the most recent over the counter price of $10.50 per share on April 9, 1999.

As of February 29, 2000, 999,875 shares of Registrant's no par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                                    PAGE
                                                                                  --------
PART I
          Item 1.   Business....................................................      3
          Item 2.   Properties..................................................     10
          Item 3.   Legal Proceedings...........................................     11
          Item 4.   Submission of Matters to a Vote of Security Holders.........     11

PART II
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................     12
          Item 6.   Selected Financial Data.....................................     13
          Item 7.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................     14
          Item 8.   Financial Statements and Supplementary Data.................     34
          Item 9.   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................     58

PART III
          Item 10.  Directors and Executive Officers of the Registrant..........     59
          Item 11.  Executive Compensation......................................     60
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management..................................................     62
          Item 13.  Certain Relationships and Related Transactions..............     63

PART IV
          Item 14.  Exhibits to Consolidated Financial Statements Schedules and
                    Report of Independent Auditors and INDEX TO CONSOLIDATED
                    FINANCIAL STATEMENTS AND SCHEDULES..........................     64

                                     PART I

ITEM 1. BUSINESS

GENERAL

CERRITOS VALLEY BANCORP

    Cerritos Valley Bancorp (the "Company") is a bank holding company organized as a corporation under the laws of the State of California on July 1, 1987. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company was organized pursuant to a plan of reorganization for the purpose of becoming the parent corporation of Cerritos Valley Bank (the "Bank"), and on January 11, 1988, the reorganization was effected and shares of Cerritos Valley Bancorp common stock were issued to the shareholders of Cerritos Valley Bank for the common shares held by Cerritos Valley Bank's shareholders. The Company conducts its operations at the head office of Cerritos Valley Bank located at 12100 Firestone Boulevard, Norwalk, California 90650.

    The Company's principal business is to serve as a holding company for the Bank and for other banking or finance-related subsidiaries which the Company may establish or acquire. At December 31, 1999, the Company had total consolidated assets of $126.8 million, total consolidated net loans of approximately
$66.8 million, total consolidated deposits of approximately $101.7 million and total consolidated shareholders' equity of approximately $10 million. The discussion and analysis for the year ended December 31, 1999 reflect the operations of the Company and the Bank.

    In the third quarter of 1999, the shareholders of the Company approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc., as General Partner of The California Community Financial Institutions Fund, Limited Partner (the "Fund"), Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement"). Under the Agreement, each outstanding share of the Company stock was converted into cash in the amount of $13.4871 and
0.5271 shares of Company stock. As a result of this merger, the Company redeemed shares from and paid dividends to its shareholders and issued warrants to acquire additional shares of stock. Immediately following the completion of the merger, there were approximately 1,071,937 shares of Cerritos Valley Bancorp common stock outstanding, consisting of 543,959 shares issued to the Fund in the merger and the remainder issued to the existing shareholders. In addition, the Company purchased 75,000 shares of its outstanding stock from James N. Koury, President and Chief Executive Officer of the Company, pursuant to a stock purchase rights amendment agreement. Issuance costs associated with the transaction of $460,381 were deducted from the proceeds of common stock. Total stockholders' equity at December 31, 1999 was $9,956,260 compared to $12,416,650 at December 31, 1998. The primary difference between total stockholders' equity is a result of dividends paid to facilitate the abovementioned merger.

CERRITOS VALLEY BANK

    Cerritos Valley Bank was incorporated under the laws of the State of California on January 24, 1969, and was licensed by the former California State Banking Department, which is now the California Department of Financial Institutions, and commenced operations as a California state-charter bank in 1969. Cerritos Valley Bank is an insured bank under the Federal Deposit Insurance Act, up to the applicable limits under the Federal Deposit Insurance Act, and it is a member of the Federal Reserve System. Cerritos Valley Bank's head office is located as 12100 Firestone Boulevard, Norwalk, California. The Bank has three branch offices located at 18300 Pioneer Boulevard, Artesia, California, 3508 E. Florence Avenue, Huntington Park, California, and 411 N. Central Avenue, Glendale, California.

BANKING SERVICES

    The Company's primary service area is the Southern California communities of Norwalk, Artesia, Huntington Park and Glendale. The Bank's primary business is servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank's primary service areas and local businesses, including retail, professional and real estate-related activities in those areas.

    The Company offers a broad range of services to individuals and businesses in its primary services area with and emphasis upon customer service, efficiency and personalized services. The Bank offers a full line of consumer services and also offers personal and business checking and savings accounts, including individual interest-bearing negotiable orders of withdrawal ("NOW"), money market accounts, individual retirement accounts and time certificates of deposits, direct deposit of social security and payroll checks and wire transfers services with plans in the future to institute personal computer banking.

    The Bank engages in a full complement of lending activities, including commercial, construction, Small Business Administration, second trust deed homeowner equity, home improvement, automobile, boat, and consumer loans, as well as overdraft protection lines of credit, standby letters of credit, revolving lines of credits, credit card, issued and serviced by an independent entity, and other short-term real estate loans, with particular emphasis on small and medium-size credits. Commercial lending activities are directed principally towards businesses whose demand for funds falls within Cerritos Valley Bank's lending limits, such as small to medium-sized business concerns, real estate developers and professional firms. Consumer lending is oriented primarily toward the personal needs of the Bank's customers, with emphasis on automobile and recreational vehicle financing. Consumer loans also include loans for boats, home improvement, and debt consolidation. Real estate loans include home equity, home improvement, and short-term construction loans.

    Management seeks to obtain sufficient market penetration through the full range of services described above and through personal solicitation by the Bank's officers, directors, and stockholders. All loan officers are responsible for making regular calls on potential customers to solicit business and on existing customers to obtain referrals. Promotional efforts are directed toward individuals and small to medium-sized business concerns and professional firms.

COMPETITION

    The Bank faces competition in attracting both deposits and originating loans. The Bank's competition in loans comes principally from community based, regional and multi-regional commercial banks, investment banks, asset based finance companies, savings and loan associations, mortgage companies, and to a lesser degree, thrift and loan companies, credit unions and insurance companies. Many of the nation's largest commercial banks and savings and loan associations with which the Bank competes have significantly greater lending limits than the Bank and perform other services for their customers which the Bank can offer only through correspondents or other vendors, if at all. Deregulation of the banking industry and increased competition from non-bank entities for the cash balances of individuals and businesses has had and will continue to have an impact on the competitive position of the Bank. Among the advantages of these larger institutions is their ability to make larger loans, finance extensive advertising campaigns and generally allocate their assets to regions of highest yield and demand. Management believes that the most direct competition for deposits comes from commercial banks, stock brokerage firms, savings and loan associations, thrift and loan companies and credit unions. The Bank does not have significant market share of the deposits or loans in the southern California marketplace.

    In order to compete with other financial services entities in its service area, the Bank relies primarily upon personal contacts obtained through its officers, directors, employees and stockholders to attract and maintain relationships. For clients with credit demands in excess of the Bank's lending limits, the Bank attempts to arrange for such loans on a participated basis with institutions who desire to work with the Bank to leverage its expertise. The Bank also assists clients requiring services not offered by the Bank by obtaining these services through its correspondent banks and other joint relationships.

SUPERVISION AND REGULATION

    Cerritos Valley is a bank holding company subject to the Bank Holding Company Act of 1956, as amended. Cerritos Valley reports to, registers with, and may be examined by, the Federal Reserve Board. The Federal Reserve Board also has the authority to examine Cerritos Valley's nonbanking subsidiaries. The costs of any examination by the Federal Reserve Board are payable by Cerritos Valley.

    Cerritos Valley also is a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such Cerritos Valley and Cerritos Valley Bank are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

    The Federal Reserve Board has significant supervisory and regulatory authority over Cerritos Valley and its affiliates. The Federal Reserve Board requires Cerritos Valley to maintain certain levels of capital. See "Description of Cerritos Valley--Management's Discussion And Analysis of Financial Condition And Results of Operations--Regulatory Matters." The Federal Reserve Board also has the authority to take enforcement action against any bank holding company that commits and unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the Federal Reserve Board. See "Description of Cerritos Valley--Recent Legislation and Other Changes."

    Under the Bank Holding Company Act, a bank holding company generally must obtain the prior approval of the Federal Reserve Board before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, Cerritos Valley would be required to obtain the prior approval of the Federal Reserve Board before it acquires, merges or consolidates with any bank of bank holding company; and any company seeking to acquire, merge or consolidate with Cerritos Valley also would be required to obtain the approval of the Federal Reserve Board.

    Cerritos Valley is generally prohibited under the Bank Holding Company Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper activity. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with the activity.

    A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository. Institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across states lines, therefore creating interstate branches. Furthermore, a bonk is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

    The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Dividends" for additional restrictions.

    Transactions between Cerritos Valley and Cerritos Valley Bank are subject to a number of other restrictions. Federal Reserve Board policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered, or, if no market exists, actual costs plus a reasonable profit. Subject to limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, of letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with any affiliate may not exceed 10% of the capital stock and surplus of the institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Cerritos Valley may not sell a low-quality asset to a depository institution subsidiary.

    The Federal Reserve Board has adopted comprehensive amendments to Regulation Y which became effective April 21, 1998, and are intended to improve the competitiveness of bank holding companies by, among other things:

    - expanding the list of permissible nonbanking activities in which well run bank holding companies may engage without prior Federal Reserve Board approval;

    - streamline the procedures for well run bank holding companies to obtain approval to engage in other nonbanking activities; and

    - eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonblank subsidiaries.

    Amended Regulation Y also provided for a streamlined and expedited review process for bank acquisition proposals submitted by well run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well run," both it and the insured depository institutions that it controls must meet the "well capitalized" and "well managed" criteria set forth in Regulation Y.

    To qualify as "well capitalized," the bank holding company must, on a consolidated basis:

    - maintain a total risk-based capital ratio of 10% or greater;

    - maintain a Tier 1 risk-based capital ratio of 6% or greater;

    - maintain a leverage ratio of 5% or greater; and

    - not be subject to any order by the Federal Reserve Board to meet a specified capital level.

    Its lead insured depository institution must be well capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well capitalized, and none of its insured depository institutions may be undercapitalized.

    To qualify as "well managed":

    - each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating,, rating for management and rating for compliance which were at least satisfactory;

    - none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and

    - neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

GOVERNMENT POLICIES

    Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by Cerritos Valley on its deposits and other borrowings and the interest rate received by Cerritos Valley on loans extended to its customers and securities held in its portfolio comprise the major portion of Cerritos Valley's earnings. These rates are highly sensitive to many factors which are beyond the control of Cerritos Valley. Accordingly, the earnings and growth of Cerritos Valley are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The earnings and growth of Cerritos Valley are also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowing by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future change in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major change and the impact such change may have on Cerritos Valley is impossible to predict. Certain of the potentially significant changes which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

CURRENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement is effective for fiscal years beginning after June 15, 2000 but may be adopted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. Management of Cerritos Valley has determined that the effect implementation of Statement No. 133 will have no impact on its financial statements.

RECENT LEGISLATION AND OTHER CHANGES

    The Financial Services Modernization Act ("FSMA") was enacted in late 1999. FSMA among other things repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the Depression era prohibits banks from affiliating with securities firms. In addition, FMSA will allow for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

    FSMA will also allow bank holding companies to engage in any activity considered "financial" in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are "banking" in nature or incidental to such banking activities.

    Financial activities include as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of BARNETT BANK OF MARION COUNTY N.A. V. NELSON, 116 S. Ct. 1103 (1996) is followed by FSMA, and FSMA further provides that "no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity."

    The Community Reinvestment Act provisions in FSMA require that any new bank holding company that is formed meet the conditions that all of the company's insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.

    Other key aspects of FSMA include the following:

    - streamlining bank holding company supervision by defining the roles of the
      Federal Reserve   and other federal and state regulators;

    - prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

    - allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent's assets or $50 billion, whichever is less;

    - permitting national banks to underwrite municipal bonds;

    - providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

    - providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

    - replacing broker-dealer exemptions allowed to banks with limited exemptions;

    - providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

    - providing that existing unitary thrift holding companies may only be sold to financial companies;

    - adopting new privacy provisions which allow customers to "opt out" of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

    - requiring that ATM's which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

    - providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations. The time between examinations may be as long as five years for small banks and savings and loans; and

    - requiring plain language for federal banking agency regulations.

    On October 1, 1998, the FDIC adopted two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes. These rules were applied by Cerritos Valley on September 1, 1998.

    In August 1997, Governor Wilson of California signed Assembly Bill 1432 ("AB1432") which provides for certain changes in the banking laws of California. Effective January 1, 1998 AB1432 eliminates the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment of capital. AB1432 now allows the Department of Financial Institutions to close a bank, if the Department of Financial Institutions finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million. AB1432 also moved administration of the Local Agency Program from the California Department of Financial Institutions to the California State Treasurer's office.

    The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one time assessment, payable on November 30, 1996, of approximately 65 basis points per $100 of deposits of SAIF insured deposits including SAIF insured deposits which were assumed by banks in acquisitions of savings associations. For the years 1997 through 1999 the banking industry will assist in the payment of interest on Financing Corporation ("FICO") bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the Year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three-year moratorium on conversions of SAIF deposits to Bank Insurance Fund ("BIF") deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

    During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In
June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996. California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

    In 1997, California adopted the Environmental Responsibility Acceptance Act (the "Act") (Cal. Civil Code SectionSection 850-855) to facilitate the notification of government agencies and potentially responsible parties (for example, for cleanup) of the existence of contamination and the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

    It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on Cerritos Valley and on the financial institutions industry in general. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

EMPLOYEES

    On December 31, 1999, the Company had 50 full-time equivalent employees. Management considers its relations with employees to be satisfactory.

ITEM 2. PROPERTIES

    PROPERTIES. Cerritos Valley and Cerritos Valley Bank are leasing the property located at 12100 Firestone Boulevard, Norwalk, California. The stand alone building situated on the property consists of 7,500 square feet and it houses the administration offices, the real estate loan center and the head office of Cerritos Valley and Cerritos Valley Bank. The lease was executed in 1978 and will expire in August 2001.

Cerritos Valley Bank owns the branch office located at 3508 E. Florence Avenue, Huntington Park, California. Cerritos Valley Bank purchased the building that houses the Huntington Park branch in 1995 from the FDIC when it acquired the branch. The building consists of 13,350 square feet of which the Huntington Park branch utilizes 4,797 square feet. Cerritos Valley Bank leases the rest of the space to seven other tenants that are renting with terms from 2 to 5 years.

Cerritos Valley Bank leases its Artesia branch office. The Artesia branch office is located at 18300 Pioneer Boulevard, Artesia, California in a two-story building. The first floor consists of 7,106 square feet and houses Cerritos Valley Bank's Artesia branch office. The current lease on the first floor would have expired on July 16, 2002. The second floor consists of 7,565 square feet and its current lease would have expired on July 16, 2004. Subsequent to year-end, Cerritos Valley Bank exercised its option to purchase the entire building. The purchase price of $1.25 million is expected to close escrow during the second quarter 2000. At that time, Cerritos Valley and Cerritos Valley Bank intends to relocate its administration offices and real estate loan center from its current location in the Norwalk office and occupy the entire 2nd floor of the Artesia building.

Cerritos Valley Bank also leases its Glendale branch office. The Glendale branch office is located at 411 N. Central Avenue, Glendale, California. The branch space at this site consists of approximately 3,500 square feet. The premises are leased for a term expiring on March 1, 2008.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, Cerritos Valley is a party to claims and legal proceedings arising in the ordinary course of business. Cerritos Valley's management is not aware of any material pending litigation proceedings to which either it or Cerritos Valley Bank is a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of Cerritos Valley and Cerritos Valley Bank, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Cerritos Valley common stock is not listed on any stock exchange, nor is it listed with NASDAQ. Cerritos Valley is considering listing its shares with NASDAQ. Cerritos Valley common stock does not have an active trading market, and there is no established public market for Cerritos Valley common stock. Management of Cerritos Valley is aware that CEDE, Smith Barney, Paine Webber and Merrill Lynch handle trades in Cerritos Valley common stock.

    The table shows the high and low bid quotations for Cerritos Valley common stock, as reported by the above brokers during the four quarters of 1999 and the calendar quarters for the years 1998 and 1997. These quotations reflect the price that would be received by the seller, without retail mark-up, mark-down or commissions and may not have represented actual transactions:

                                                           BID PRICE
                                                      -------------------
QUARTER                                                 HIGH       LOW      VOLUMES
-------                                               --------   --------   --------
4th Quarter 1999....................................   $10.50     $10.50         --
3rd Quarter 1999....................................   $10.50     $10.50         --
2nd Quarter 1999....................................   $10.50     $10.50         --
1st Quarter 1999....................................   $10.75     $ 8.50        562
4th Quarter 1998....................................      N/A        N/A         --
3rd Quarter 1998....................................   $ 9.00     $ 8.50     27,859
2nd Quarter 1998....................................   $ 9.00     $ 8.50      5,644
1st Quarter 1998....................................   $ 6.50     $ 6.50     45,595

    The last sales price of Cerritos Valley common stock on or before February 16, 1999, the day prior to the date of the first public announcement of the then proposed, and now completed, merger, was $8.50, which reflects a sale that occurred on September 30, 1998. The last sales price of Cerritos Valley common stock on or before December 31, 1999, was $10.50, which reflects a sale that occurred on April 9, 1999. The "bid" and "asked" prices of Cerritos Valley common stock on April 9, 1999 were $10.50 and $10.50, respectively.

    No assurance can be given that the trading market for Cerritos Valley common stock will be more active than that which currently exists for Cerritos Valley common stock.

    As of December 31, 1999, the outstanding shares of Cerritos Valley common stock were held by approximately 212 shareholders.

    DIVIDENDS

    Cerritos Valley shareholders are entitled to receive dividends when and as declared by its board of directors, out of funds legally available for the payment of dividends. Cerritos Valley may make a distribution to its shareholders if its retained earnings immediately prior to the dividend payout at least equal to the amount of the proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, Cerritos Valley may, nevertheless, make a distribution if its meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of Cerritos Valley's assets equal at least
1 1/4 times its liabilities. The liquidity test generally requires Cerritos Valley have current assets at least equal to current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less that the average of its interest expense for those fiscal years, then current assets must equal at least 1 1/4 times current liabilities.

    The amount and payment of dividends by Cerritos Valley are set by Cerritos Valley's Board of Directors with numerous factors involved including Cerritos Valley's earnings, financial condition and the need for capital for expanded growth and general economic conditions. While Cerritos Valley may, in the future, declare dividends based upon the decisions of its Board of Directors, there can be no assurance that such dividends will be declared.

    Cerritos Valley has not paid any cash or stock dividends to its shareholders during 1998, 1997 or 1996. However, on September 13, 1999, the shareholders of the Company approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc., as General Partner of The California Community Financial Institutions Fund, Limited Partner (the "Fund"), Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement"). Under the Agreement, each outstanding share of the Company stock was converted into cash in the amount of $13.4871 and 0.5271 shares of Company stock. As a result of this merger, the Company redeemed shares from and paid dividends to its shareholders and issued warrants to acquire additional shares of stock. Immediately following the completion of the merger, there were approximately 1,071,937 shares of Cerritos Valley Bancorp common stock outstanding, consisting of 543,959 shares issued to the Fund in the merger and the remainder issued to the existing shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected consolidated financial data for the Company at or for the five years ended December 31, 1999. The information below for the three years ended December 31, 1999, has been derived from financial statements audited by Grant Thornton LLP and from the financial statements audited by Vavrinek, Day & Company for the years ended December 31, 1996 and 1995. These statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations, "Business" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,(1)
                                           --------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                           ---------   ---------   ---------   ---------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income..........................  $   9,388   $   8,553   $   7,301   $   6,895   $ 7,611
Interest expense.........................      3,063       2,607       1,985       1,883     2,347
                                           ---------   ---------   ---------   ---------   -------
Net interest income......................      6,325       5,946       5,316       5,012     5,264
Provision for loan losses................        240         310         750         604     2,208
                                           ---------   ---------   ---------   ---------   -------
Net interest income after provision for
  loan losses............................      6,085       5,636       4,566       4,408     3,056
Other noninterest income.................      1,677       1,563       1,515       2,337     1,704
Noninterest expense......................      5,096       4,707       4,310       5,117     4,980
                                           ---------   ---------   ---------   ---------   -------
Earnings before income taxes.............      2,666       2,492       1,771       1,628      (220)
Provision for income taxes(2)............      1,081         954         262         613      (108)
                                           ---------   ---------   ---------   ---------   -------
Net earnings.............................  $   1,585   $   1,538   $   1,509   $   1,015   $  (112)
                                           =========   =========   =========   =========   =======
Basic earnings per share.................  $    1.59   $    1.54   $    1.51   $    1.01   $ (0.11)
Number of shares used in basic earnings
  per share calculation(3)...............    997,160     999,653     999,911     999,901   999,901
Diluted earnings per share...............  $    1.42   $    1.41   $    1.42   $    0.99   $ (0.11)
Number of shares used in diluted
earnings per share calculation(4)........  1,113,655   1,088,161   1,066,553   1,023,976   999,901

------------------------

(1) See Notes to Financial Statements for a summary of significant accounting policies and other related data.

(2) See Notes to Financial Statements for an explanation of income taxes.

(3) Basic earnings per share information is based on the weighted average number of shares of common stock outstanding during each period.

(4) Diluted earnings per share informaton is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

    The following table sets forth selected ratios for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Balance Sheet Data:
  Total assets..............................  $126,852   $125,834   $101,539   $90,571    $91,769
  Total loans...............................    66,806     59,834     48,751    40,237     45,077
  Securities available-for-sale.............    33,516     40,487     26,522    23,936     13,071
  Securities held-to-maturity...............     3,504      2,000      4,257     5,555      4,823
  Total deposits............................   101,664     98,732     86,680    79,307     81,984
  Shareholders' equity......................     9,956     12,417     10,975     9,377      8,494

Performance and leverage ratios:
Net earnings to average shareholders'
  equity....................................     13.44%     13.09%     15.34%    11.62%     (1.32)%
Net earnings to average total assets........      1.21%      1.37%      1.59%     1.11%     (0.12)%
Average shareholders' equity to average
  total assets..............................      8.99%     10.44%     10.35%     9.61%      9.01%
Total interest expense to total interest
  income....................................     32.62%     30.48%     27.19%    27.31%     30.84%
Other noninterest income to noninterest
  expense...................................     32.91%     33.21%     35.15%    45.67%     34.21%

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    The discussions contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business" are intended to provide information to facilitate the understanding as assessment of the consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions included forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein.

OVERVIEW

    Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends relating to the financial condition, results of operations, and liquidity of the Company. The following presentation is prepared as of the dates and for the periods indicated. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the accompanying Notes included elsewhere herein.

    The Company's business strategy is to offer a broad range of commercial banking products and services to individuals and businesses in its primary service area with an emphasis upon customer service, efficiency, and personalized services. The Company's business strategy is to increase its market share of loans and deposits by focusing upon the banking needs of local businesses, including retail, professional and real estate-related activities, and individuals living and working in the Southern California communities of Norwalk, Artesia, Huntington Park and Glendale.

    The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, professional services, and other general noninterest expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

    For the year ended December 31, 1999, the Company earned $1.6 million, or $1.59 per basic share and $1.42 per diluted share. By comparison, the Company earned $1.5 million, or $1.54 per basic share and $1.41 per diluted share, for the year ended December 31, 1998, and earned $1.5 million, or $1.51 per basic share and $1.42 per diluted share for the year ended December 31, 1997. Return on average assets for the periods ended December 31, 1999, 1998 and 1997 were 1.21%, 1.37% and 1.59%, respectively. Return on average equity for the period ended December 31, 1999 was 13.44% compared to 13.09% and 15.34% for the same respective periods in 1998 and 1997.

RESULTS OF OPERATIONS

NET INCOME

    The Company recorded net income of $1,585,000, or $1.59 basic earnings per share and $1.42 diluted earnings per share, for the year ended December 31, 1999. For the year ended December 31, 1998, net earnings for the Company were $1,538,000, or $1.54 basic earnings per share and $1.41 diluted earnings per share and net income for the year ended December 31, 1997, was $1,509,000, or $1.51 basic earnings per share and $1.42 diluted earnings per share. The increase in net income in 1999 compared to 1998 and 1997 is primarily a result of an increase in net interest margin due to an increase in average interest-earning assets. Average interest earning assets increased from $83.32 million in 1997 and $99.5 million in 1998 to $116.7 million in 1999. The increase in net interest margin was substantially offset by an increase in other operating expense.

NET INTEREST INCOME AND NET INTEREST MARGIN

    A significant component of the Company's operations is net interest income, which is the difference between interest and fees received on earning assets and interest paid on deposits and other sources of funds. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and other borrowed funds. Approximately 51.1% of the Bank's loan portfolio adjusts with the prime rate.

    The Company recorded net interest income of $6.3 million, $5.9 million and $5.3 million in 1999, 1998, and 1997 respectively, representing increases of 6.7% and 11.3% in 1999 and 1998. The resulting net interest margin decreased from 6.38% in 1997 to 5.93% in 1998 and to 5.42% in 1999. A contributing factor to the decrease in net interest margin is the substantial increase in average outstanding loan balances. In 1999 and1998, the average outstanding loan balances increased 15.12% and 23.79%, respectively. The primary reason for the decrease in net interest margin was the increased competition for quality loans and the overall growth and change in the mix in the investment and loan portfolios, which decreased the yield on interest-earning assets. In addition, while interest rates on deposits and borrowings decreased, the overall mix of interest-sensitive liabilities changed to include a greater percentage of higher interest-bearing liabilities. The growth in deposits resulted in the increase in interest expense for the year ended December 31, 1999 over the same period in 1998 and 1997.

    One of the two contributing factors to net interest income, namely interest income, increased in 1999 to $9.3 million as compared to $8.5 million in 1998 and $7.3 million in 1997. The other factor is interest expense, which increased to $3.0 million in 1999 from $2.6 million in 1998 and $1.9 million in 1997.

ANALYSIS OF NET INTEREST INCOME

    The following table presents the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three years ended December 31, 1999.

                                                    1999                                1998                     1997
                                      ---------------------------------   ---------------------------------   ----------
                                       AVERAGE      YIELD/                 AVERAGE      YIELD/                 AVERAGE
                                      BALANCE(2)     RATE      INTEREST   BALANCE(2)     RATE      INTEREST   BALANCE(2)
                                      ----------   --------    --------   ----------   --------    --------   ----------
Assets
Interest-earning assets:
  Loans(1)..........................   $ 65,842      9.98%      $6,570     $ 57,196     10.55%      $6,032     $46,205
  Investment securities.............     38,539      5.74%       2,212       30,899      6.20%       1,915      29,326
  Federal funds sold................     10,822      4.85%         525       10,667      5.23%         558       7,709
  FHLB stock and other deposits.....      1,518      5.34%          81          760      6.45%          49         234
                                       --------                 ------     --------                 ------     -------
    Total interest-earning assets...    116,721      8.04%       9,388       99,522      8.59%       8,554      83,474
Deferred loan fees..................        (97)                               (115)                              (155)
Allowance for loan losses...........     (1,191)                             (1,209)                            (1,299)
Nonearning assets:
  Cash and due from banks...........      9,663                               8,144                              7,460
  Bank premises and equipment.......      1,828                               1,986                              2,016
  Accrued interest receivable.......      1,011                                 707                                629
  Prepaid expenses and other
    assets..........................      3,274                               3,505                              2,845
                                       --------                                                                -------
    Total assets....................   $131,209                            $112,540                            $94,970
                                       ========                                                                =======
Liabilities and stockholders' equity
Interest-bearing liabilities:
  Interest-bearing deposits.........   $ 11,719      1.48%      $  173     $ 10,066      1.46%      $  147     $ 9,556
  Savings and money market
    deposits........................     24,467      2.21%         540       20,245      1.90%         384      19,675
  Time deposits.....................     32,244      4.94%       1,593       32,126      5.37%       1,724      24,701
  Other borrowings and capital
    lease...........................     13,293      5.69%         757        5,697      6.18%         352         890
                                       --------                 ------     --------                 ------     -------
    Total interest-bearing
      liabilities...................     81,723      3.75%       3,063       68,134      3.83%       2,607      54,822
                                                                ------                              ------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits........................     35,685                              31,157                             28,007
  Other liabilities.................      2,011                               1,496                              2,307
  Stockholders' equity..............     11,790                              11,753                              9,834
                                       --------                                                                -------
    Total liabilities and
      stockholders' equity..........   $131,209                            $112,540                            $94,970
                                       ========                                                                =======
Net interest spread.................                 4.30%                               4.77%
Net interest margin(3) and income...                 5.42%      $6,325                   5.98%      $5,947
                                                                ======                              ======

                                              1997
                                      --------------------
                                       YIELD/
                                        RATE      INTEREST
                                      --------    --------
Assets
Interest-earning assets:
  Loans(1)..........................   10.84%      $5,008
  Investment securities.............    6.36%       1,865
  Federal funds sold................    5.42%         418
  FHLB stock and other deposits.....    4.27%          10
                                                   ------
    Total interest-earning assets...    8.75%       7,301
Deferred loan fees..................
Allowance for loan losses...........
Nonearning assets:
  Cash and due from banks...........
  Bank premises and equipment.......
  Accrued interest receivable.......
  Prepaid expenses and other
    assets..........................

    Total assets....................

Liabilities and stockholders' equity
Interest-bearing liabilities:
  Interest-bearing deposits.........    1.43%      $  137
  Savings and money market
    deposits........................    2.72%         536
  Time deposits.....................    5.06%       1,250
  Other borrowings and capital
    lease...........................    6.85%          61
                                                   ------
    Total interest-bearing
      liabilities...................    3.62%       1,984
                                                   ------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits........................
  Other liabilities.................
  Stockholders' equity..............

    Total liabilities and
      stockholders' equity..........

Net interest spread.................    5.13%
Net interest margin(3) and income...    6.37%      $5,317
                                                   ======

------------------------------

(1) Nonaccrual loans are included in average balance calculations; however, interest on such loans has been excluded in computing the average yields for the periods.

(2) Average balances are primarily computed on daily balances during the period. When such balances are not available, averages are computed on a monthly basis.

(3) The net interest margin for a period is net interest income divided by average interest-earning assets.

    A changing interest rate environment may have a significant impact on the Company's net interest margin as measured against average interest-earning assets. Management monitors the Company's net interest margin by utilizing an interest rate simulation model under various interest rate scenarios. The process quantifies the impact on net interest income. These results provide a basis for repricing loan and deposit products after giving consideration to such factors as competition, the economic environment and projected maturities in the loan, investment securities and deposit portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

    The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change". It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing liabilities, referred to as a "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. The changes due to rate and volume have been allocated to rate and volume in proportion to the relationship between their absolute dollar amounts. The effect of tax equivalent yields has not been presented because they were deemed immaterial.

                                                      1999 VERSUS 1998                 1998 VERSUS 1997
                                               ------------------------------   ------------------------------
                                                           CHANGE     CHANGE                CHANGE     CHANGE
                                                TOTAL      DUE TO     DUE TO     TOTAL      DUE TO     DUE TO
                                                CHANGE      RATE      VOLUME     CHANGE      RATE      VOLUME
                                               --------   --------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Loans........................................    $538      $(338)     $ 876      $1,024     $(138)     $1,162
Investment securities........................     297       (149)       446          50       (48)         98
Federal funds sold...........................     (33)       (41)         8         140       (15)        155
Other deposits...............................      32        (10)        42          39         7          32
                                                 ----      -----      -----      ------     -----      ------
  Total interest-earning assets..............     834       (538)     1,372       1,253      (194)      1,447
Interest-bearing deposits....................      26          2         24          10         3           7
Savings and money market deposits............     156         69         87        (152)     (167)         15
Time deposits................................    (131)      (137)         6         474        79         395
Other borrowings and capital lease...........     405        (30)       435         291        (7)        298
                                                 ----      -----      -----      ------     -----      ------
  Total interest-bearing liabilities.........     456        (96)       552         623       (92)        715
                                                 ----      -----      -----      ------     -----      ------
Net interest income..........................    $378      $(442)     $ 820      $  630     $(102)     $  732
                                                 ====      =====      =====      ======     =====      ======

    Total interest income increased from $7.3 million in 1997 to $8.5 million in 1998, and to $9.3 million in 1999, representing an increase of 16.4% increase in 1998 over 1997and a 9.4% increase in 1999 over 1998. Total interest income increases in the periods indicated were primarily the result of growth in the Company's loan and investment portfolio as a result of opening the Glendale branch in April 1998, and growth in Cerritos Valley's established market area.

    Total interest expense increased from $1.98 million in 1997 to $2.61 million in 1998 and to $3.06 million in 1999. The increase in interest expense in 1999 over 1998 and 1997 was primarily the result of obtaining advances from the Federal Home Loan Bank ("FHLB") at favorable interest rates primarily to match the funding of fixed rate loans and the growth in deposits which occurred due to the opening of a new branch in Glendale in April 1998.

PROVISION FOR LOAN LOSSES

    The provision for loan losses is determined by management based upon the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of probable loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses.

    The provision for loan losses for 1999 was $240,000, $310,000 for 1998, and $750,000 for 1997. The decrease in the provision for loan losses for 1999 compared to 1998 and 1997 is in response to the improved quality of the portfolio and the decline in nonperforming loans and other real estate owned. Net charge-offs, loans charged-off net of recoveries, were $201,000 in 1999, $228,000 in 1998 and $1,155,000 in 1997. Net charge-offs to average outstanding loans decreased to 0.31% for 1999 compared to 0.40% in 1998 which was a decrease from 2.51% in 1997. The allowance for loan losses was 1.87% of total gross loans as of December 31, 1999, compared to 1.98% and 2.31% of total gross loans as of December 31, 1998 and December 31, 1997, respectively.

    In management's opinion, the balance of the allowance for loan losses at December 31, 1999, was sufficient to sustain any foreseeable losses in the loan portfolio at that time.

NONINTEREST REVENUES

    Noninterest revenues increased from $1.51 million in 1997 and $1.56 million in 1998, to $1.68 million in 1999. The primary reason for the $48,332, or 3.19%, increase in noninterest revenues in 1998 over 1997 was the increase in service charges on deposit accounts which increased $256,230 from $825,503 in 1997 to $1,081,733 in 1998. The primary reason for the increase in service charges on deposit accounts was twofold; first, in April 1998, the Company opened the Glendale branch, and second, the Company experienced growth in the established marketing areas of the Bank. This increase in service charges on deposit accounts was offset by a decline in gain on sale of loans, which decreased $162,856 from $243,693 in 1997 to $80,837 in 1998. During 1998, the management of the Company decided to terminate the FHA loan origination and sale program and decided to retain the FHA loans within the portfolio. The $113,972, or 7.29%, increase in noninterest revenue from $1.56 million in 1998 to $1.68 million in 1999 was primarily in service charges on deposits accounts. Service charges on deposit accounts increased $160,017 from $1,081,733 in 1998 to $1,241,750 in 1999. The 14.8% increase in service charges on deposit accounts from 1998 to 1999 was predominately in NSF fees and account analysis fees which increased due to the increase in the deposit base.

NONINTEREST EXPENSE

    The Company's noninterest expense includes salaries and benefits, occupancy expense and other operating expenses. The Company incurred total noninterest expense of $4,309,865 in 1997, $4,707,190 in 1998 compared to $5,096,240 in
1999. The primary reason for the $397,325, or 9.2%, increase in 1998 over 1997 was the opening of the Glendale branch in April 1998 which resulted in increased in salaries and benefits for additional personnel, occupancy for the additional premises and equipment, and other operating expenses.

    Noninterest expense increased $389,050, or 8.3%, in 1999 over the same period in 1998. Other operating expense, the primary component of this increase, rose $382,703 from $2,172,290 in 1998 to $2,554,993 in 1999. The primary area within other operating expense, which increased due to growth in the Bank, is data processing and item processing and postage. Legal fees also increased in 1999 as a result of ongoing efforts to maintain the quality of the loan portfolio and due to litigation arising out of the normal course of business. Offsetting the increase was a decrease in advertising and business development expense in 1999 over 1998 which occurred as a result of the Bank conducting an advertisement campaign for the opening of the Glendale branch in 1998.

INCOME TAXES

    The Company recorded an income tax provision of $1,080,950, $954,391 and $261,756, in 1999, 1998, and 1997, respectively. The effective tax rate in these years were 40.5%, 38.3% and 14.8%. The Company has no net operating loss carryforwards ("NOL"). For further information see Note I of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

    Distribution of Assets, Liabilities and Stockholders' Equity

    The following table sets forth the Company's consolidated average balances of each principal category of assets, liabilities and stockholders' equity and the percentage distribution of these items for each of the past two fiscal years.

                                                       AVERAGE    PERCENT OF   AVERAGE    PERCENT OF
                                                       BALANCE      TOTAL      BALANCE      TOTAL
                                                       --------   ----------   --------   ----------
                       ASSETS
Cash and due from banks..............................  $  9,663       7.36%    $  8,239       7.32%
Federal funds sold...................................    10,822       8.25%      10,667       9.48%
Investment securities available for sale.............    36,396      27.74%      26,882      23.89%
Investment securities held to maturity...............     2,222       1.69%       5,347       4.75%
Loans, net of allowance for loan losses..............    64,554      49.20%      55,872      49.65%
Bank premises and equipment..........................     1,828       1.39%       1,986       1.76%
Accrued interest receivable and other assets.........     5,724       4.36%       3,548       3.15%
                                                       --------     ------     --------     ------
      Total assets...................................  $131,209     100.00%    $112,541     100.00%
                                                       ========     ======     ========     ======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand, noninterest bearing........................  $ 35,685      27.20%    $ 31,157      27.69%
  Demand, interest bearing...........................    11,719       8.93%      10,211       9.07%
  Savings and money market...........................    24,467      18.65%      20,100      17.86%
  Time deposits......................................    32,244      24.57%      32,127      28.55%
Other borrowings.....................................    13,055       9.95%       5,919       5.26%
Obligations under capital lease......................       238       0.18%         256       0.23%
Accrued expenses and other liabilities...............     2,011       1.53%       1,017       0.90%
                                                       --------     ------     --------     ------
      Total liabilities..............................   119,419      91.01%     100,787      89.56%

Stockholders' equity.................................    11,790       8.99%      11,753      10.44%
                                                       --------     ------     --------     ------
      Total liabilities and stockholders' equity.....  $131,209     100.00%    $112,540     100.00%
                                                       ========     ======     ========     ======

    The Company's total average assets increased to $131,209,000, or 16.59%, during 1999, from $112,540,000 during 1998. The Company's ratio of average interest-earning assets to average assets was

88.95% during 1999 compared to 88.43% during 1998. The Company determines the allocation of resources based upon the contribution to capital. Optimum allocation of resources within operating ranges to specific loan and investment products have been determined and documented in the appropriate policies of the Company. Consequently, consistency in the average interest earning assets to average assets ratio is to be expected.

INVESTMENT SECURITIES

    The Company has the authority to invest in a variety of investment securities including United States Government and agency securities. The Company classifies securities as either investment securities available-for-sale or held-to maturity under generally accepted accounting principals. Investment securities available-for-sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes. Investment securities held-to-maturity, which the Company has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts. Investment securities consist of securities classified as available-for-sale and held-to-maturity. At December 31, 1999, the Company had average investment securities available-for-sale of $36,396,000, or 27.74% of total average assets, and average investment securities held-to-maturity of $2,222,000, or 1.69% of total average assets. The average yield on the Company's securities was 5.72% in 1999 compared with 6.07% in 1998 and 6.36% in 1997. The decrease in average yield is primarily related to the overall decline in rates in the marketplace, which resulted in a decline in the blended yield of the portfolio as new securities were acquired at market rates.

    The following table sets forth the carrying value of investment securities available-for-sale at the dates indicated.

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
U.S. Treasury securities...........................  $   497,345   $ 2,522,969
Obligations of other U.S. Government agencies and
  corportations....................................   25,372,043    28,593,281
Mortgage-backed securities.........................    2,090,057     2,898,625
Obligations of state and political subdivisions....    1,783,046     2,287,106
Corporate bonds....................................    3,773,010     4,090,074
Other..............................................           --        95,000
                                                     -----------   -----------
    Total..........................................  $33,515,501   $40,487,055
                                                     ===========   ===========

    The following table sets forth the maturities of investment securities available-for-sale at December 31, 1999 and the weighted average yields, exclusive of tax effects, of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed obligations often have stated maturities of over ten years but are subject to prepayments which could accelerate actual maturities.

                                                                               MATURITIES
                                          -------------------------------------------------------------------------------------
                                                                     AFTER ONE            AFTER FIVE
                                              WITHIN ONE              THROUGH               THROUGH              AFTER TEN
                                                 YEAR               FIVE YEARS             TEN YEARS               YEARS
                                          -------------------   -------------------   -------------------   -------------------
                                           AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                          --------   --------   --------   --------   --------   --------   --------   --------
U.S. Treasury securities...............   $    --               $   497      5.63%     $   --                $   --
Obligations of other U.S. Government
  agencies and corporations............        --                22,797      5.60%      1,202      6.89%      1,373      6.75%
Mortgage-backed securities.............        --                 1,441      6.40%        650      5.67%         --
Obligations of state and political
  subdivisions.........................        --                   983      4.09%        800      4.64%         --
Corporate bonds........................        --                 1,445      5.95%      1,423      6.78%        905      7.43%
Other..................................        --                    --                    --                    --
                                          -------               -------                ------                ------
                                          $    --               $27,163                $4,075                $2,278
                                          =======               =======                ======                ======

                                             MATURITIES
                                         -------------------

                                          TOTAL
                                          AMOUNT     YIELD
                                         --------   --------
U.S. Treasury securities...............  $   497      5.63%
Obligations of other U.S. Government
  agencies and corporations............  $25,372      5.73%
Mortgage-backed securities.............  $ 2,091      6.17%
Obligations of state and political
  subdivisions.........................  $ 1,783      4.34%
Corporate bonds........................  $ 3,773      6.63%
Other..................................       --
                                         -------
                                         $33,516
                                         =======

    The following table sets forth the amortized cost of investment securities held-to-maturity at the dates indicated.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Obligations of other U.S. Government agencies and
  corporations..............................................  $2,000,000   $1,000,000
Mortgage-backed securities..................................     680,124      770,575
Obligations of state and political subdivisions.............     823,802      229,795
Corporate bonds.............................................          --           --
                                                              ----------   ----------
    Total...................................................  $3,503,926   $2,000,370
                                                              ==========   ==========

    The following table sets forth the maturities of securities held-to-maturity at December 31, 1999 and the weighted average yields, exclusive of tax effects, of such securities. Borrowers may have the right to prepay obligations with or without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized below. Mortgage-backed securities generally have state maturities of over ten years but are subject to prepayments which could accelerate actual maturities.

                                                                         MATURITIES
                         -----------------------------------------------------------------------------------------------------------
                                                    AFTER ONE            AFTER FIVE
                             WITHIN ONE              THROUGH               THROUGH              AFTER TEN
                                YEAR               FIVE YEARS             TEN YEARS               YEARS
                         -------------------   -------------------   -------------------   -------------------    TOTAL
                          AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
(DOLLARS IN THOUSANDS)   --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Obligations of other
  U.S. Government
  agencies and
  corporations.........    $ --                  $ --                 $  500      7.57%     $1,500      8.07%     $2,000      7.95%
Mortgage-backed
  securities...........      --                   197       8.02%        483      6.65%         --                   680      7.05%
Obligations of state
  and political
  subdivisions.........     100       6.80%       250       6.90%        304      5.37%        170      4.84%        824      5.90%
                           ----                  ----                 ------                ------                ------
                           $100                  $447                 $1,287                $1,670                $3,504
                           ====                  ====                 ======                ======                ======

LOAN PORTFOLIO

    The Company focuses its lending activities in two principal areas, commercial loans and real estate/ construction loans. Commercial loans are made for the purpose of providing working capital funds, financing the purchase of equipment or inventory and for other business purposes. Real estate/ construction loans include loans made primarily for the construction and/or improvement of single-family residences, and commercial or industrial properties. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loan, the borrowers' depository relationships with the Company, and prevailing market rates.

    Loans are carried at face amount, less payments collected and the allowance for loan losses. Interest on all loans is accrued monthly on a simple interest basis.

    Although the risk of non-payment exists with respect to all types of loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including real estate secured commercial loans, are the quality of the borrower's management and a number of economic and other factors, including competition, insufficient capital, changes in laws and regulations and general changes in the marketplace, which induce business failures and cause the value of business assets pledged to secure the loan to depreciate. The Company's commercial portfolio does not include any known concentrations; therefore, these risks are mitigated by the diversity of borrowers within the portfolio.

    Real estate/construction loans carry certain inherent risks not typically associated with commercial loans, including, the accuracy of the estimate of the property's valuation at completion of construction, the estimated costs of construction, the length of the construction period, economic changes including depressed real estate values and increased interest rates, and the availability of permanent financing, if needed, upon the completion of the construction project. The Company attempts to mitigate these risks by (1) carefully evaluating the costs of construction prior to commitment, (2) utilizing a disbursement control system during the construction period, (3) carefully evaluating the market for the finished product, and (4) carefully evaluating the development experience of the borrower.

    The Company extends credit pursuant to a comprehensive lending policy tailored to the specific attributes of the Company's lending activities. The Company's lending policy establishes requirements and defines parameters covering loan applications, borrower financial information, title policies, fire and extended liability coverage casualty insurance, credit reports, and other necessary documents to support each extension of credit. An independent appraiser appraises real property collateral, which secures the Company's loans.

    The following table sets forth the amounts of loans outstanding by type of credit extension as of the dates indicated.

                                                              DECEMBER 31,
                                                         ----------------------
                                   1999       PERCENT       1998       PERCENT       1997       PERCENT
                                -----------   --------   -----------   --------   -----------   --------
Commercial....................  $27,913,786    40.95%    $22,665,354    36.32%    $22,070,226    44.07%
Construction..................    6,487,052     9.52%      6,918,400    11.08%      7,357,490    14.69%
Real estate...................   31,241,895    45.83%     29,998,761    48.06%     16,778,751    33.51%
Installment...................    2,526,134     3.71%      2,830,655     4.54%      3,870,717     7.73%
                                -----------   -------    -----------   -------    -----------   -------
Subtotal......................   68,168,867   100.00%     62,413,170   100.00%     50,077,184   100.00%

Less:
Deferred loan fees............      (86,054)                 (56,812)                (170,368)
Allowance for loan losses.....   (1,277,141)              (1,237,680)              (1,155,839)
                                -----------              -----------              -----------
Net loans.....................  $66,805,672              $61,118,678              $48,750,977
                                ===========              ===========              ===========

    There was no category of loans exceeding 10% of total loans which was not otherwise disclosed as a distinct line item in the above table.

    The rates of interest charged on variable rate loans are set at specific increments in relation to Wall Street Journal prime and Cerritos Valley Bank's published reference rate and varies as the Bank's or Wall Street Journal's Prime varies.

    COMMERCIAL LOANS

    Commercial loans represent, as a percentage of total loans for the period ended December 31, approximately 41% in 1999, 36% in 1998 and 44% in 1997. Commercial loans, which are made for the purpose of providing working capital funds, financing the purchase of equipment or inventory and for other business purposes, include loans with maturities ranging from 30 days to 365 days, and term loans, which are loans with maturities normally ranging from one to five years. Short-term business loans are generally used to finance current transactions and typically provide for periodic interest payments, with payments of both principal and interest. Cerritos Valley also extends lines of credit to business customers. On our business lines, Cerritos Valley specifies a maximum amount, which it stands ready to fund to the customer during a specified period in return for which the customer agrees to maintain its primary banking relationship with Cerritos Valley Bank. The purpose for which loans will be used and the security, if any, are generally determined before the Company's commitment is extended. Normally, Cerritos Valley does not make loan commitments in material amounts for periods more than one year.

    REAL ESTATE/CONSTRUCTION LOANS

    Real estate/construction loans, primarily loans for the construction and/or improvement of single family residences and commercial or industrial properties, compose approximately 55% of the portfolio at December 31, 1999, compared to approximately 59% and 48% at December 31, 1998 and 1997, respectively. Construction loans are generally underwritten for a period of 12 months with a potential 90 day extension and, normally, do not exceed 70% to 75% loan to value ratio.

    INSTALLMENT LOANS

    Installment loans represents approximately 4%, 5%, and 8% of the loan portfolio at December 31, 1999, 1998, and 1997, respectively. Most installment loans are short-term loans for a period of up to 60 months. Auto loans, which are included in this category, are normally made with an amortization period not to exceed five years.

    MATURITY AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

    The following table shows the maturity distribution of the Company's loans outstanding at December 31, 1999, which based on the remaining scheduled repayments of principal, have the ability to be repriced or are due in less than one year, in one to five years, in five to ten years or in more than ten years. Management has increased the fixed rate portion of the loan portfolio as part of the strategy to match fund loans against borrowings of Cerritos Valley Bank at the Federal Home Loan Bank.

                                                            MATURITIES
                                -------------------------------------------------------------------
                                               AFTER ONE    AFTER FIVE
                                  WITHIN        THROUGH       THROUGH      AFTER TEN
                                 ONE YEAR     FIVE YEARS     TEN YEARS       YEARS         TOTAL
                                -----------   -----------   -----------   -----------   -----------
Commercial....................  $10,731,696   $ 7,459,878   $ 3,450,828   $ 6,271,384   $27,913,786
Construction..................    6,079,278       407,774            --            --     6,487,052
Real estate...................    2,243,850     7,410,651     9,997,391    11,590,003    31,241,895
Installment...................      417,703     1,902,837        99,458       106,136     2,526,134
                                -----------   -----------   -----------   -----------   -----------
Total.........................  $19,472,527   $17,181,140   $13,547,677   $17,967,523   $68,168,867
                                ===========   ===========   ===========   ===========   ===========
Fixed rate....................  $ 2,300,372   $ 7,799,952   $13,953,677   $ 9,270,387   $33,324,388
Variable rate.................   34,844,479            --            --            --    34,844,479
                                -----------   -----------   -----------   -----------   -----------
                                $37,144,851   $ 7,799,952   $13,953,677   $ 9,270,387   $68,168,867
                                ===========   ===========   ===========   ===========   ===========

    LOAN COMMITMENTS

    In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit for working capital, other term purposes and include standby and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk. Cerritos Valley's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and letters of credit is represented by the contractual notional (principal) amount of those instruments. However, other than letters of credit, all such documents contain legal language that would allow the Company an ability for non-advance. Accordingly, loss potential is minimized for commitments extended under such documents. At December 31, 1999 and 1998, Cerritos Valley had commitments to extend credit of approximately $12,570,000 and $12,458,000, respectively, and obligations under standby letters of credit of approximately $415,000 and $625,000, respectively.

    Standby letters of credit are commitments issued by Cerritos Valley to support the performance of a client to a third party. All standby letters of credit are generally extended for a period of two years or less. In making commitments and issuing letters of credit, the Company uses credit policies similar to those used in connection with extension of credit to all customers with creditworthiness evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on a credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, contracts, contract rights and income-producing commercial real estate.

    SUMMARY OF LOAN LOSS EXPERIENCE

    Management believes that the objective of sound credit policy is to extend loans to qualified customers wile managing risks which could affect stockholders' returns. The Senior Loan Committee, made up of outside members of the Board of Directors of the Bank and executive management, approve credit policy, review asset quality, and determine compliance to credit policy and procedure. Cerritos Valley maintains a program of systematic review of its existing loans for loan quality and determines which loans require further monitoring and supervision. Significant problem loans are reviewed on a monthly basis by the Bank's Senior Loan Committee and at the Bank's monthly Board of Directors meeting. Loans which are probable that the Bank will be unable to collect all amounts due, including principal and interest, are considered impaired. In addition, when principal and interest on a loan is past due 90 days or more, the loan is placed on nonaccrual status unless it is both well secured and in the process of collection.

    Total accruing loans past due 90 days or more at December 31, 1999, were $1,354,000 compared to $517,000 at December 31, 1998 and no accruing loans past due at December 31, 1997. Total impaired loans at December 31, 1999 were $514,000, at December 31, 1998 were $199,000, and at December 31, 1997 were
$598,000.

    The following table sets forth information about nonperforming assets, which includes nonaccrual loans, other real estate owned ("OREO"), and accruing loans 90 or more days past due and certain ratios at the dates indicated:

                                                                          DECEMBER 31,
                                                              ------------------------------------
(DOLLARS IN THOUSANDS)                                          1999          1998          1997
----------------------                                        --------      --------      --------
Nonperforming assets:
Nonperforming loans.........................................   $  514        $  199        $  598
Other real estate owned.....................................       --            --            70
                                                               ------        ------        ------
Total nonperforming loans...................................   $  514        $  199        $  668
                                                               ======        ======        ======
Accruing loans 90 days or more past due and still
  accruing..................................................   $1,354        $  517        $   --

Nonperforming loans to total loans (1)......................     0.75%         0.32%         1.19%

Nonperforming assets (1) to total loans and OREO............     0.75%         0.32%         1.33%
  to total assets...........................................     0.41%         0.16%         0.66%

ALLOWANCE FOR LOAN LOSSES

    Management's determination of the allowance for loan losses requires the use of estimates and assumptions related to both actual and inherent risks in the loan portfolio. Actual results may, however, differ significantly from such estimates. Cerritos Valley routinely adds to the allowance for loan losses through provisions for loan losses. The Company makes recurring provisions at a level deemed by management to be sufficient to absorb the inherent losses in the Company's loan portfolio. Provisions for loan losses were $240,000, $310,000, and $750,000 for 1999, 1998, and 1997, respectively. Because of a continuing decrease in the rate of loan charge-offs from 1997 to 1999, the rate of growth in the Company's loan portfolio exceeded the rate of growth in the allowance for loan losses.

    The activity in the allowance for loan losses is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
(DOLLARS IN THOUSANDS)                                  1999       1998       1997
----------------------                                --------   --------   --------
Balance at the beginning of the period..............   $1,238     $1,156     $1,561
Recoveries:
  Commercial........................................       12          6         11
  Real estate.......................................        9         76        152
  Installment.......................................        4         --          2
                                                       ------     ------     ------
    Total recoveries................................       25         82        165
                                                       ======     ======     ======
Charge-offs:
  Commercial........................................     (118)      (143)    (1,157)
  Construction
  Real estate.......................................      (87)      (140)       (73)
  Installment.......................................      (19)       (24)       (80)
  Credit card.......................................       (2)        (3)       (10)
                                                       ------     ------     ------
    Total charge-offs...............................     (226)      (310)    (1,320)
Provision for loan losses...........................      240        310        750
                                                       ------     ------     ------
Balance at the end of the period....................   $1,277     $1,238     $1,156
                                                       ======     ======     ======

    The adequacy of the of the allowance for loan losses is determined by management based on factors including levels of classified assets, general portfolio trends relative to asset and portfolio size, nonaccrual loan levels, delinquent loan levels, historical loan loss experience, risks associated with changes in economic and business conditions, findings of banking regulatory authorities and other factors that may be relevant.

    Because these estimates and evaluations are primarily judgmental factors, no assurance can be given that the Company may not sustain loan losses substantially higher in relation to the size of the allowance for loan losses or that subsequent evaluations of the loan portfolio may not require substantial changes in the allowance for loan losses.

    The following table summarizes Cerritos Valley's loan loss experience for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(DOLLARS IN THOUSANDS)                                          1999       1998       1997
----------------------                                        --------   --------   --------
BALANCES
  Average loans.............................................  $65,842    $57,196    $46,205
  Loans at end of period....................................   68,169     61,129     50,077
  Allowance for loan losses at beginning of period..........    1,238      1,156      1,561
  Loans charged-off.........................................      226        310      1,320
  Loan recoveries...........................................       25         82        165
  Net loans charged-off.....................................      201        228      1,155
  Provision for loan losses.................................      240        310        750
  Allowance for loan losses at end of period ("ALLL")(1)....    1,277      1,238      1,156

RATIOS
  Net charge-offs to average loans..........................     0.31%      0.40%      2.50%
  Net charge-offs to loans at end of period.................     0.29%      0.37%      2.31%
  ALLL to average loans.....................................     1.94%      2.16%      2.50%
  ALLL to loans at end of the period........................     1.87%      2.03%      2.31%
  Net charge-offs to ALLL...................................    15.74%     18.42%     99.91%
  Net charge-offs to provision for loan losses..............    83.75%     73.55%    154.00%

    The allowance for loan losses was 1.87%, 2.03% and 2.31% for December 31, 1999, 1998, and 1997, respectively. Cerritos Valley charged off approximately $226,000 in 1999, down from $310,000 in 1998 and $1,320,000 in 1997.
Correspondingly, recoveries declined from $165,000 in 1997, to $82,000 in 1998 and $25,000 in 1999. The balance in the loan loss allowance reflects the amount which, in management's judgment, is adequate to provide for potential loan losses after weighing the mix of the loan portfolio, current economic conditions, past loan experience and such other factors as deserve recognition in estimation loan losses. Management believes that the current level of the allowance for loan losses is adequate at December 31, 1999, although future provisions may be required based upon future changes in credit risk.

    DEPOSITS AND OTHER BORROWINGS

    Cerritos Valley attracts deposits primarily from individuals and businesses within the Company's established market areas. The Company, generally, competes for its deposits with other Southern California-based financial services companies, including banks, savings associations and thrift and loans. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits. The Company has no known foreign deposits. The average daily amount of deposits for each of the periods indicated is summarized below.

                                                               YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                        1999                             1998                             1997
                           ------------------------------   ------------------------------   ------------------------------
                           AVERAGE    PERCENT    AVERAGE    AVERAGE    PERCENT    AVERAGE    AVERAGE    PERCENT    AVERAGE
(DOLLARS IN THOUSANDS)     BALANCE    OF TOTAL    YIELD     BALANCE    OF TOTAL    YIELD     BALANCE    OF TOTAL    YIELD
----------------------     --------   --------   --------   --------   --------   --------   --------   --------   --------
Demand deposits..........  $ 35,685     34.27%     0.00%    $31,157      33.29%     0.00%    $28,007      34.18%     0.00%
NOW accounts.............    11,719     11.26%     1.48%     10,065      10.75%     1.45%      9,556      11.66%     1.42%
Savings deposits.........    11,033     10.60%     1.93%     12,801      13.68%     2.50%     12,085      14.75%     2.93%
Money market.............    11,376     10.93%     2.92%      7,445       7.95%     2.47%      7,590       9.26%     2.40%
Time deposits............    34,302     32.95%     4.63%     32,127      34.33%     5.00%     24,701      30.15%     5.06%
                           --------    ------               -------     ------               -------     ------
                           $104,115    100.00%     2.21%    $93,595     100.00%     2.41%    $81,939     100.00%     2.35%
                           ========    ======      ====     =======     ======      ====     =======     ======      ====

    Time deposits of $100,000 or more are generally received from the Company's business and professional client base. The impact on Cerritos Valley's liquidity from the potential withdrawal of these deposits is considered in the Company's asset/liability management policies, which anticipates Cerritos Valley's liquidity needs through the management of investments, federal funds sold, and/or by generating additional deposits or other borrowings.

    The table sets forth the remaining maturities of time deposits of $100,000 or more at December 31, 1999.

(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 1999
----------------------                                        -----------------
Three months or less........................................       $13,262
Over three through twelve months............................         4,286
Over one year through three years...........................           217
Over three years............................................            --
                                                                   -------
Total.......................................................       $17,765
                                                                   =======

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

    In addition to federal funds sold, the Company has the investment securities portfolio and borrowing capacity from the Federal Home Loan Bank to provide sources of liquidity. For the year ended December 31, 1999, federal funds sold averaged $10,822,000 compared to $10,667,000 for the same period in 1998. Securities in the available for sale portfolio can be sold in response to liquidity needs or used as collateral for advances from the Federal Home Loan Bank. Securities held to maturity are available for liquidity needs primarily as collateral. The fair value of securities available for sale and held to maturity at December 31, 1999 were $33,515,501 and $3,429,465, respectively. In addition, the Company has unsecured short-term borrowing agreements with three of its correspondent banks in the total amount of $7 million. In addition, the Company can borrow from the discount window at the Federal Reserve Bank on an overnight basis for up to $2 million.

    To augment the short-term borrowing capacity, the Company has the ability to borrow from the Federal Home Loan Bank. The twelve district banks, which comprise the Federal Home Loan Bank ("FHLB") System, function as a source of credit to member associations. Cerritos Valley may apply for advances form the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's investment securities and loans. Advances can be requested for any business purpose in which Cerritos Valley is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At December 31, 1999, the Company had approximately $12 million in advances from the FHLB, at an average rate of 5.65%.

    The following table approximates the maximum month-end balance outstanding, average daily balance outstanding, average rates paid during the years indicated, and the average rates on the balance at December 31, for FHLB advances:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Maximum month-end balance..............................  $13,742,286   $12,650,837   $1,200,000
Average daily balance..................................  $12,595,237   $ 4,984,000   $  214,000
Average rates paid.....................................         5.65%         5.63%        6.10%
Average rates on balance at year end...................         5.65%         5.65%        6.10%
Balance at end of period...............................  $12,023,912   $12,650,837   $1,200,000

    CAPITAL RESOURCES

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

    The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of December 31, 1999.

                                                                                                           TO BE WELL
                                                                                                           CAPITALIZED
                                                                                                          UNDER PROMPT
                                                                                   FOR CAPITAL             CORRECTIVE
                                                                                    ADEQUACY                 ACTION
                                                             ACTUAL                 PURPOSES               PROVISIONS
                                                      ---------------------   ---------------------   ---------------------
                                                        AMOUNT                  AMOUNT                  AMOUNT
(DOLLARS IN THOUSANDS)                                (IN 000'S)    RATIO     (IN 000'S)    RATIO     (IN 000'S)    RATIO
----------------------                                ----------   --------   ----------   --------   ----------   --------
As of December 31, 1999:
Total capital (to Risk Weighted Assets).............    $11,796      13.7%      $6,898       8.0%       $8,623       10.0%
Tier 1 Capital (to Risk Weighted Assets)............     10,716      12.4%       3,448       4.0%        5,173        6.0%
Tier 1 Capital (to Average Assets)..................     10,716       8.1%       5,272       4.0%        6,590        5.0%

As of December 31, 1998:
Total capital (to Risk Weighted Assets).............    $13,335      17.3%      $6,185       8.0%       $7,731       10.0%
Tier 1 Capital (to Risk Weighted Assets)............     12,369      16.1%       3,092       4.0%        4,639        6.0%
Tier 1 Capital (to Average Assets)..................     12,369      10.0%       4,953       4.0%        6,191        5.0%

    As indicated in the above table, the Bank has exceeded all applicable regulatory capital guidelines at December 31, 1999. Cerritos Valley's management believes that, under the current regulations, Cerritos Valley Bank will continue to meet its minimum capital requirements in the foreseeable future.

    In the third quarter of 1999, the shareholders of the Company approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc., as General Partner of The California Community Financial Institutions Fund, Limited Partner, Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement"). Under the agreement, the each outstanding share of the Company stock was converted into cash in the amount of $13.4871 and 0.5271 shares of Company stock. As a result of this merger, the Company redeemed shares from and paid dividends to its shareholders and issued warrants to acquire additional shares of stock. Total stockholders' equity at December 31, 1999 was $9,956,260 compared to $12,416,650 at December 30, 1999. The primary difference between total stockholders' equity is a result of dividends paid to facilitate the abovementioned merger.

    YEAR 2000

    The Company completed its Year 2000 upgrades to its computer hardware and software systems, resulting in a smooth transition for its computer systems over the 1999 year-end. The cost of implementing the Year 2000 compliance program related to software and hardware was approximately $81,000. Of the costs associated with the Year 2000 upgrades, most were capital expenditures.

    INTEREST RATE RISK MANAGEMENT

    The objective of interest rate risk management is to stabilize the Company's net interest income while limiting the change in its market value from interest rate fluctuations.

    The Company's net interest income is dependent upon the spread between the interest and fee revenues received from lending money or investing it in securities, and the interest paid to depositors and to other lenders. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or can experience an interest rate change. As interest rate sensitive assets and liabilities have various repricings and maturities, changes in interest rtes may increase or decrease the Bank's net interest income. This exposure to changes in interest rates is measured among other methodologies by an institution as "gap", or the difference between interest rate sensitive assets and rate sensitive liabilities within specified periods of time.

    An excess of maturing or repricing assets over maturing or repricing liabilities during a given period will serve to increase net interest income when interest rates decline. In a rising rate environment, the assets will reprice a current interest rates earlier than the liabilities thus increasing the Bank's net interest margin. Conversely, when maturing or repricing liabilities exceed maturing or repricing assets during a given period, a rising interest rate environment generally will reduce the Bank's net interest margin.

    Market value is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing liabilities. The Company uses interest rate simulations to measure market value. Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. All assets and liabilities are subjected to tests up to 300 basis points in increases and decreases in interest rates.

    The Company seeks to stabilize its net interest income and market value by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriates levels given the interest rate environment.

    The following table sets forth the distribution of the Company's interest rate sensitive assets and liabilities as of December 31, 1999. The table also sets forth the time period in which assets and liabilities will mature or reprice in accordance with their contractual terms. Mortgage-backed securities provide cash flows on a monthly basis; however, this analysis does not include prepayment assumptions.

                                                   MATURING      MATURING        MATURING
                                                  AFTER ONE     AFTER THREE     AFTER FIVE     MATURING
                                      MATURING     YEAR BUT      YEAR BUT        YEAR BUT       AFTER
                                       WITHIN    WITHIN THREE   WITHIN FIVE   WITHIN FIFTEEN   FIFTEEN     TOTAL
(DOLLARS IN THOUSANDS)                ONE YEAR      YEARS          YEARS          YEARS         YEARS      AMOUNT
----------------------                --------   ------------   -----------   --------------   --------   --------
Loans...............................  $37,144      $  3,869       $ 3,773        $20,427       $ 2,956    $ 68,169
Investment securities...............    2,984         8,432        16,746          7,228         3,224      38,614
Federal funds sold..................    2,000            --            --             --            --       2,000
                                      -------      --------       -------        -------       -------    --------
Total interest-earning assets.......  $42,128      $ 12,301       $20,519        $27,655       $ 6,180    $108,783

Interest-bearing transaction
  accounts..........................  $11,194      $ 11,193       $    --        $    --       $    --      22,387
Savings accounts....................    6,574         5,779            --             --            --      12,353
Time deposits.......................   30,465           598            --             --            66      31,129
Other borrowings....................    1,978         3,200         1,512          6,246           296      13,232
                                      -------      --------       -------        -------       -------    --------
Total interest-bearing
  liabilities.......................  $50,211      $ 20,770       $ 1,512        $ 6,246       $   362    $ 79,101

Interest sensistive GAP.............  $(8,083)     $ (8,469)      $19,007        $21,409       $ 5,818

Cumulative GAP......................  $(8,083)     $(16,552)      $ 2,455        $23,864       $29,682
Cumulative GAP as a percentage of
  interest-earning assets...........    -7.43%       -15.22%         2.26%         21.94%        27.29%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and rates. Cerritos Valley's market risk arises primarily from interest rate risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. Cerritos Valley does not have any market risk sensitive instruments entered into for trading purposes. Management uses two methods for measuring interest rate risk, GAP analysis and interest rate simulations. GAP analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time. The Company has a negative GAP in the one to within three year horizon. After three years and beyond, the GAP is positive. Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. Cerritos Valley uses an internal reference rate index to price its loans. This reference rate is not automatically adjusted when the Wall Street prime rate is lowered or raised. For example, Cerritos Valley did not lower its reference rate when the Wall Street prime rate was lowered in 1998. This policy insulates the variable loan portfolio from changes in the interest rate risk and it protects the Company's net interest margin. On the liability side, the deposit interest rates are priced to the market on a continuous basis. Based upon Cerritos Valley's interest rate simulation, net interest income is expected to rise with increasing interest rates and fall with declining interest rates.

    The Company's positive gap after three years is the result of the majority of investments having terms greater than three years on the asset side. Also approximately 60% of its loan portfolio reprices and matures over a one year period. On the liability side, the majority of the Company's time deposits have an average term life of less than one year while savings accounts, NOW accounts and money market accounts are recorded for gap analysis in the maturing within one year category because they do not have a contractual maturity date. The borrowings form the Federal Home Loan Bank have an average term life greater than three years.

    Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has taken the following steps to manage its positive interest rate gap. The Company uses internal reference rate for pricing loans which changes at a slower rate than prime. For fixed term loans, the Company uses Federal Home Loan Bank advances to match the fundings of the loans in order to protect the spread over the life of the loan. Also, the Company holds the majority of its investments in the available-for-sale category in order to be able to react to changes in interest rate.

    Certain information concerning interest-earning assets and interest-bearing liabilities and yields on the assets and liabilities is set forth in the following table. The amounts outstanding are daily average balances.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold:
    Average outstanding.....................................  $10,822     $10,667      $7,709
    Average yield...........................................     4.85%       5.23%       5.42%
    Interest income.........................................      525         558         418
  Investment securities:
    Average outstanding.....................................   38,539      30,899      29,326
    Average yield...........................................     5.74%       6.20%       6.36%
    Interest income.........................................    2,212       1,915       1,865
  Loans:
    Average outstanding.....................................   65,842      57,196      46,205
    Average yield...........................................     9.98%      10.55%      10.84%
    Interest income.........................................    6,570       6,032       5,008
      Total interest-earning assets
        Average outstanding.................................  116,721      99,522      83,474
        Average yield.......................................     8.04%       8.60%       8.75%
        Interest income.....................................    9,388       8,554       7,301

Interest-bearing liabilities:
  Interest-bearing transaction accounts:
    Average outstanding.....................................   11,719      10,066       9,556
    Average yield...........................................     1.48%       1.46%       1.43%
    Interest expense........................................      173         147         137
  Savings and money market deposit:
    Average outstanding.....................................   24,467      20,245      19,675
    Average yield...........................................     2.21%       1.90%       2.72%
    Interest expense........................................      540         384         536
  Time deposits:
    Average outstanding.....................................   32,244      32,126      24,701
    Average yield...........................................     4.94%       5.37%       5.06%
    Interest expense........................................    1,593       1,724       1,250
  Other borrowings
    Average outstanding.....................................   13,293       5,697         890
    Average yield...........................................     5.69%       6.18%       6.85%
    Interest expense........................................      757         352          61
      Total interest-bearing liabilities
        Average outstanding.................................   81,723      68,134      54,822
        Average yield.......................................     3.75%       3.83%       3.62%
        Interest expense....................................    3,063       2,607       1,984
Net interest income.........................................    6,325       5,947       5,317
Average yield on interest-earning assets....................     5.42%       5.98%       6.37%

                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            CERRITOS VALLEY BANCORP
                                 AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........     35
CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS............................................     36
  STATEMENTS OF EARNINGS....................................     37
  STATEMENT OF STOCKHOLDERS' EQUITY.........................     38
  STATEMENTS OF CASH FLOWS..................................     39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................     40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Cerritos Valley Bancorp and Subsidiary

    We have audited the accompanying consolidated balance sheets of Cerritos Valley Bancorp and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cerritos Valley Bancorp and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Los Angeles, California
January 31, 2000

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS
Cash and due from banks.....................................  $ 12,779,517   $  8,610,342
Federal funds sold..........................................     2,000,000      6,453,000
                                                              ------------   ------------
      Cash and cash equivalents.............................    14,779,517     15,063,342
Investment securities
  Available for sale........................................    33,515,501     40,487,055
  Held to maturity--fair value of $3,429,466 and $2,020,098
    in 1999 and 1998, respectively..........................     3,503,926      2,000,370
Loans receivable, net of allowance for loan losses of
  $1,277,141 and $1,237,680 in 1999 and 1998,
  respectively..............................................    66,805,672     59,834,047
Loans held for sale.........................................            --      1,284,631
Bank premises and equipment.................................     1,722,752      1,920,206
Accrued interest receivable.................................     1,072,048        932,216
Prepaid expenses and other assets...........................     5,452,383      4,312,492
                                                              ------------   ------------
      Total assets..........................................  $126,851,799   $125,834,359
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Checking noninterest-bearing............................  $ 35,789,486   $ 33,314,390
    Checking interest-bearing and savings...................    23,497,164     24,873,713
    Money market accounts...................................    11,248,567      7,942,643
    Time certificates of deposit under $100,000.............    13,363,696     13,480,453
    Time certificates of deposit $100,000 and over..........    17,765,391     19,120,417
                                                              ------------   ------------
      Total deposits........................................   101,664,304     98,731,616
  FHLB advances.............................................    12,023,912     12,650,837
  Treasury, tax and loan....................................       978,094             --
  Obligations under capital lease...........................       229,885        250,790
  Accrued expenses and other liabilities....................     1,999,344      1,784,466
                                                              ------------   ------------
      Total liabilities.....................................   116,895,539    113,417,709
Commitments and contingencies...............................            --             --
Stockholders' equity
  Contributed capital
    Common stock--authorized, 20,000,000 shares, no par
      value; 999,875 and 991,667 shares issued and
      outstanding in 1999 and 1998, respectively............     6,090,859      6,540,813
    Additional paid in capital stock--warrants..............     1,740,800             --
  Retained earnings.........................................     2,927,514      5,848,246
  Accumulated other comprehensive income....................      (802,913)        27,591
                                                              ------------   ------------
      Total stockholders' equity............................     9,956,260     12,416,650
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $126,851,799   $125,834,359
                                                              ============   ============

         The accompanying notes are integral part of these statements.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            YEAR ENDED DECEMBER 31,

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
INTEREST REVENUES
  Loans..................................................  $6,570,387   $6,032,266   $5,007,530
  Investment securities..................................   2,211,974    1,914,533    1,865,134
  Federal funds sold.....................................     524,688      557,701      417,987
  FHLB stock and other deposits..........................      80,625       48,915       10,175
                                                           ----------   ----------   ----------
TOTAL INTEREST REVENUES..................................   9,387,674    8,553,415    7,300,826
INTEREST EXPENSE
  Deposits...............................................   2,306,070    2,255,122    1,923,455
  FHLB borrowings........................................     711,100      301,007           --
  Other..................................................      45,515       50,832       61,260
                                                           ----------   ----------   ----------
TOTAL INTEREST EXPENSE...................................   3,062,685    2,606,961    1,984,715
                                                           ----------   ----------   ----------
NET INTEREST INCOME......................................   6,324,989    5,946,454    5,316,111
PROVISION FOR LOAN LOSSES................................     240,000      310,000      750,000
                                                           ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......   6,084,989    5,636,454    4,566,111
NON INTEREST REVENUES
  Service charges on deposit accounts....................   1,241,750    1,081,733      825,503
  Other service charges and income.......................     430,584      385,785      425,171
  Gain on sale of real estate owned......................       3,007       14,681       20,337
  Gain on sale of loans..................................       1,667       80,837      243,693
                                                           ----------   ----------   ----------
TOTAL NON INTEREST REVENUES..............................   1,677,008    1,563,036    1,514,704
NON INTEREST EXPENSE
  Employee...............................................   2,183,556    2,230,404    2,132,286
  Occupancy..............................................     357,691      304,496      181,783
  Other operating expense................................   2,554,993    2,172,290    1,995,796
                                                           ----------   ----------   ----------
TOTAL NON INTEREST EXPENSE...............................   5,096,240    4,707,190    4,309,865
                                                           ----------   ----------   ----------
EARNINGS BEFORE INCOME TAXES.............................   2,665,757    2,492,300    1,770,950
INCOME TAX PROVISION.....................................   1,080,950      954,391      261,756
                                                           ----------   ----------   ----------
NET EARNINGS.............................................  $1,584,807   $1,537,909   $1,509,194
                                                           ==========   ==========   ==========
Basic earnings per share.................................  $     1.59   $     1.54   $     1.51
                                                           ==========   ==========   ==========
Diluted earnings per share...............................  $     1.42   $     1.41   $     1.42
                                                           ==========   ==========   ==========
Basic weighted average shares outstanding................     997,160      999,653      999,911
                                                           ==========   ==========   ==========
Dilutive weighted average shares outstanding.............   1,113,655    1,088,161    1,066,553
                                                           ==========   ==========   ==========

         The accompanying notes are integral part of these statements.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                          ADDITIONAL    ACCUMULATED
                                NUMBER                     PAID IN         OTHER
                               OF SHARES      COMMON       CAPITAL     COMPREHENSIVE    RETAINED
                              OUTSTANDING      STOCK       WARRANTS       INCOME        EARNINGS       TOTAL
                              -----------   -----------   ----------   -------------   ----------   -----------
Balance--December 31, 1996..     999,901    $ 6,539,785   $       --     $ (67,706)    $2,905,304   $ 9,377,383
Comprehensive income
  Net changes in unrealized
    gain on securities
    avaliable for sale, net
    of tax benefit of
    $13,445.................          --             --           --        87,873             --        87,873
  Net earnings for the
    year....................          --             --           --            --      1,509,194     1,509,194
                                                                                                    -----------
    Comprehensive income....                                                                          1,597,067
Stock issuance..............          99          1,028           --            --             --         1,028
                               ---------    -----------   ----------     ---------     ----------   -----------
Balance--December 31, 1997..   1,000,000      6,540,813           --        20,167      4,414,498    12,572,545
Comprehensive income Net
  changes in unrealized gain
  on securities avaliable
  for sale, net of tax
  benefit of $4,950.........          --             --           --         7,424             --         7,424
  Net earnings for the
    year....................          --             --           --            --      1,537,909     1,537,909
                                                                                                    -----------
    Comprehensive income....                                                                          1,545,333
Stock retirement............      (8,333)            --           --            --       (104,161)     (104,161)
                               ---------    -----------   ----------     ---------     ----------   -----------
Balance--December 31, 1998..     991,667      6,540,813           --        27,591      5,848,246    12,416,650
Comprehensive income
  Net changes in unrealized
    gain on securities
    avaliable for sale, net
    of tax benefit of
    $535,275................          --             --           --      (830,504)            --      (830,504)
  Net earnings for the
    year....................          --             --           --            --      1,584,807     1,584,807
                                                                                                    -----------
    Comprehensive income....                                                                            754,303
Stock options exercised.....      13,000        100,567           --            --             --       100,567
Redemption of stock and
  deemed dividend...........    (548,751)   (11,149,340)          --            --     (4,505,539)  (15,654,879)
Issuance of stock and
  warrants (net of issuance
  costs of $460,381)........     543,959     10,598,819    1,740,800            --             --    12,339,619
                               ---------    -----------   ----------     ---------     ----------   -----------
Balance--December 31, 1999..     999,875    $ 6,090,859   $1,740,800     $(802,913)    $2,927,514   $10,710,563
                               =========    ===========   ==========     =========     ==========   ===========

         The accompanying notes are integral part of these statements.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,

                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Cash flows from operatig activities:
  Net earnings..............................................  $  1,584,807   $  1,537,909   $  1,509,194
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Net amortization/accrection of discount/premium on
      securities............................................        (4,803)      (158,949)        65,293
    Depreciation............................................       254,801        249,996        211,334
    Deferred income tax (benefit) expense...................      (591,327)      (191,826)      (171,731)
    Other (gains) and losses................................        (1,607)       (14,681)         6,268
    Principal payments from and sale of loans held for
      sale..................................................            --      4,373,947             --
    Purchases of loans held for sale........................            --     (4,286,971)      (918,736)
    Increase in interest receivable.........................      (139,832)      (181,780)       (37,236)
    Net decrease (increase) in other assets.................       (40,880)       (47,893)      (549,794)
    Net increase in other liabilities.......................       214,878        313,065        250,327
    Provision for loan losses...............................       240,000        310,000        750,000
                                                              ------------   ------------   ------------
      Net cash provided by operating activities.............     1,516,037      1,902,817      1,114,919
Cash flows from investing activities:
  Proceeds from maturities and principal collected on sale
    of securities:
    Available for sale......................................    10,633,951     33,903,161      5,236,187
    Held to maturity........................................     1,145,170        982,490      1,575,692
  Purchases of investment securities:
    Available for sale......................................    (4,995,781)   (47,705,230)    (7,777,228)
    Held to maturity........................................    (2,648,726)            --       (301,000)
  Net (increase) decrease in loans..........................    (5,925,387)   (11,393,070)    (9,333,354)
  Purchases of premises and equipment.......................       (60,354)      (209,264)      (126,803)
  Proceeds from sale of bank equipment......................         3,006             --          8,407
  Proceeds from sale of other real estate owned.............            --         84,437        632,906
                                                              ------------   ------------   ------------
      Net cash used in investing activities.................    (1,848,121)   (24,337,476)   (10,085,193)
Cash flows from financing activities:
  Net increase in interest and noninterest bearing accounts,
    savings and money market accounts.......................  $  4,404,471   $  9,137,318   $   (482,505)
  Net (dececrease) increase in time certificates of
    deposits................................................    (1,471,783)     2,914,634      7,855,309
  Payments made under capital lease obligations.............       (20,905)       (13,599)       (14,953)
  Net increase (decrease) in treasury, tax and loan note....       978,094     (1,002,845)       561,158
  Net (decrease) increase in FHLB advances..................      (626,925)    11,450,837      1,200,000
  Proceeds from issuance of stock and warrants, net of
    issuance costs of $460,381 in 1999......................    12,339,619             --          1,028
  Payment for the redemption of stock and deemed dividend...   (15,654,879)            --             --
  Proceeds from exercise of stock options...................       100,567             --             --
  Proceeds for retirement of stock..........................            --       (104,161)            --
                                                              ------------   ------------   ------------
      Net cash provided by financing activities.............        48,259     22,382,184      9,120,037
                                                              ------------   ------------   ------------
      Increase (decrease) in cash and cash equivalents......      (283,825)       (52,475)       149,763
Cash and cash equivalents at beginning of year..............    15,063,342     15,115,817     14,966,054
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 14,779,517   $ 15,063,342   $ 15,115,817
                                                              ============   ============   ============
Supplemental disclosures of cash flow information
  Interest paid.............................................  $  3,209,375   $  2,482,264   $  1,984,715
                                                              ============   ============   ============
  Income taxes paid.........................................  $    895,500   $    992,416   $    262,000
                                                              ============   ============   ============
Supplemental disclosures of noncash investing activities:
  Acquisition of real estate in settlement of loans.........  $         --   $         --   $     70,000
                                                              ============   ============   ============
  Transfer of loans held for sale to loans receivable.......  $  1,284,631             --             --
                                                              ============   ============   ============

         The accompanying notes are integral part of these statements.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cerritos Valley Bancorp (the "Holding Company") was formed in January 1988 as a bank holding company, the principal operations which are conducted through Cerritos Valley Bank (the "Bank"), a California state chartered bank. The Bank is engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans primarily secured by real estate. The Bank grants loans to customers throughout its primary market areas; all of which are in Southern California. Management believes that there are no industry or borrower concentrations at December 31, 1999. The ability of the Bank's customers to honor their loan agreements is dependent, in part, upon the health of the real estate market as well as the general economy of the Bank's market area.

    Bank revenues are derived principally from interest on loans and investments, and other fees. The major expense of the Bank is interest paid on deposits and borrowings. Bank operations and net interest income are affected by general economic conditions and by the monetary and fiscal policies of the federal government. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market interest rates.

    The accounting and reporting policies of the Holding Company and the Bank conform with generally accepted accounting principles within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, Cerritos Valley Bank. All significant transactions and accounts between the Holding Company and the Bank have been eliminated in consolidation.

2.  CASH EQUIVALENTS

    For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

3.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans secured by real estate and foreclosed real estate, management obtains independent appraisals for significant properties.

    While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

4.  INVESTMENT SECURITIES

    The Bank classifies its investment securities as either securities held to maturity or securities available for sale. Securities that the Bank has both the ability and intent to hold to maturity are classified as securities held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to income using the interest method over the period to maturity. Securities that may be sold prior to maturity are classified as securities available for sale and are carried at their estimated fair value with unrealized gains and losses reported as accumulated other comprehensive income in stockholders' equity, net of income taxes.

5.  LOANS RECEIVABLE AND LOANS HELD FOR SALE

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

    Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees as an adjustment of the loan's yield over the life of the loan by the interest method, which results in a constant rate of return. Certain direct costs of originating the loan are recognized over the life of the loan as a reduction of the yield rather than as expense when incurred.

    A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

    Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

6.  PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowance for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses,

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which is charged to expense and reduced by charge-offs, net of recoveries. Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and may require the Bank to recognize additions to the allowance based on judgments different from those of management.

7.  BANK PREMISES AND EQUIPMENT

    Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Improvements to leased property are amortized on the straight-line method over the shorter of the lease term or the useful lives of the improvements.

8.  OTHER REAL ESTATE OWNED

    Other real estate owned represents real estate acquired through foreclosure of properties in satisfaction of commercial and real estate loans. These properties are recorded at the lower of the unpaid balance of the loans or the fair values of the properties at the date of acquisition. Any valuation adjustments required at the date of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, other real estate owned is carried at the lower of recorded cost or fair value less costs to sell. Subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are included in income or expense.

9.  INCOME TAXES

    Provisions for income taxes are based on amounts reported in the statement of earnings (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

10. BASIC AND DILUTED EARNINGS PER SHARE

    Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

11. RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 classifications.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE B--CASH AND DUE FROM BANKS

    The Bank is required to maintain cash on hand and on deposit to meet reserve requirements established by the Federal Reserve Bank. Average reserve requirements were $1,000,000 and $938,000 at December 31, 1999 and 1998, respectively.

NOTE C--SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

    The amortized cost and estimated fair values of securities available for sale as of December 31, are as follows:

                                                                         1999
                                                   -------------------------------------------------
                                                    AMORTIZED                             ESTIMATED
                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                   -----------   --------   ----------   -----------
U.S. Treasury securities.........................  $   497,853     $ --     $      508   $   497,345
Obligations of other U.S. Government agencies and
  corporations...................................   26,406,357       --      1,034,314    25,372,043
Mortgage-backed securities.......................    2,103,941       --         13,884     2,090,057
Obligations of state and political
  subdivisions...................................    1,808,300      494         25,748     1,783,046
Corporate bonds..................................    4,037,237       --        264,227     3,773,010
                                                   -----------     ----     ----------   -----------
                                                   $34,853,688     $494     $1,338,681   $33,515,501
                                                   ===========     ====     ==========   ===========

                                                                      1998
                                                 -----------------------------------------------
                                                  AMORTIZED                           ESTIMATED
                                                    COST        GAINS      LOSSES    FAIR VALUE
                                                 -----------   --------   --------   -----------
U.S. Treasury securities.......................  $ 2,495,540   $ 27,429   $     --   $ 2,522,969
Obligations of other U.S. Government agencies
  and corporations.............................   28,664,954     32,337    104,010    28,593,281
Mortgage-backed securities.....................    2,893,527      6,290      1,192     2,898,625
Obligations of state and political
  subdivisions.................................    2,249,599     37,507         --     2,287,106
Corporate bonds................................    4,042,449     47,625         --     4,090,074
Other..........................................       95,000         --         --        95,000
                                                 -----------   --------   --------   -----------
                                                 $40,441,069   $151,188   $105,202   $40,487,055
                                                 ===========   ========   ========   ===========

    The amortized cost and fair values of securities held to maturity at December 31, were:

                                                                         1999
                                                     ---------------------------------------------
                                                     AMORTIZED                          ESTIMATED
                                                        COST       GAINS      LOSSES    FAIR VALUE
                                                     ----------   --------   --------   ----------
Obligations of other U.S. Government agencies and
  corporations.....................................  $2,000,000   $    --    $71,772    $1,928,228
Mortgage-backed securities.........................     680,124     2,666      2,629       680,162
Obligations of state and political subdivisions....     823,802    14,133     16,860       821,076
                                                     ----------   -------    -------    ----------
                                                     $3,503,926   $16,799    $91,260    $3,429,465
                                                     ==========   =======    =======    ==========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE C--SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY (CONTINUED)

                                                                          1998
                                                      ---------------------------------------------
                                                      AMORTIZED                          ESTIMATED
                                                         COST       GAINS      LOSSES    FAIR VALUE
                                                      ----------   --------   --------   ----------
Obligations of U.S. Government agencies and
  corporations......................................  $1,000,000   $   800     $   --    $1,000,800
Mortgage-backed securities..........................     770,575     8,178         --       778,753
Obligations of state and political subdivisions.....     229,795    10,750         --       240,545
                                                      ----------   -------     ------    ----------
                                                      $2,000,370   $19,728     $   --    $2,020,098
                                                      ==========   =======     ======    ==========

    The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 1999, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 HELD TO MATURITY          AVAILABLE FOR SALE
                                              -----------------------   -------------------------
                                              AMORTIZED       FAIR       AMORTIZED       FAIR
                                                 COST        VALUE         COST          VALUE
                                              ----------   ----------   -----------   -----------
Due in one year or less.....................  $  100,000   $  100,305   $        --   $        --
Due from one year to five years.............     447,496      452,300    28,090,823    27,162,526
Due from five to ten years..................   1,286,738    1,273,806     4,270,619     4,074,700
Due after ten years.........................   1,669,692    1,603,055     2,492,246     2,278,275
                                              ----------   ----------   -----------   -----------
Total.......................................  $3,503,926   $3,429,466   $34,853,688   $33,515,501
                                              ==========   ==========   ===========   ===========

    Securities with a carrying value of $25,155,199 and $22,826,615 and a market value of $24,230,251 and $22,824,746 at December 31, 1999 and 1998,
respectively, were pledged to secure public deposits, treasury, tax and loan deposits, Federal Reserve discount window deposits and Federal Home Loan Bank credit lines.

NOTE D--LOANS RECEIVABLE

    The composition of loans as of December 31, is as follows:

                                                        1999          1998
                                                     -----------   -----------
Commercial.........................................  $27,913,786   $22,665,354
Construction.......................................    6,487,052     6,918,400
Real Estate........................................   31,241,895    28,714,130
Installment........................................    2,526,134     2,830,655
                                                     -----------   -----------
  Sub Total........................................   68,168,867    61,128,539
Less:
  Deferred loan fees...............................      (86,054)      (56,812)
  Allowance for loan losses........................   (1,277,141)   (1,237,680)
                                                     -----------   -----------
                                                     $66,805,672   $59,834,047
                                                     ===========   ===========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE D--LOANS RECEIVABLE (CONTINUED)
    Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Balance at beginning of year...........................  $ 1,237,680   $ 1,155,839   $ 1,561,161
Amounts charged off....................................     (225,747)     (309,888)   (1,320,359)
Recoveries.............................................       25,208        81,729       165,037
Loan loss provision....................................      240,000       310,000       750,000
                                                         -----------   -----------   -----------
Balance at end of year.................................  $ 1,277,141   $ 1,237,680   $ 1,155,839
                                                         ===========   ===========   ===========

    The recorded investment in impaired loans was $514,000 and $199,000 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans was $506,000 for 1999 and $380,000 for 1998. Total cash collected on impaired loans during 1999 and 1998 was $43,676 and $173,848, of which $8,435 and $169,417 was credited to the principal balance outstanding on such loans and $35,217 and $4,431 was recognized as interest income, respectively. Interest income that would have been recognized on impaired loans if they had performed in accordance with the terms of the loans was approximately $97,000, $60,000 and $117,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The activity in the allowance for loan losses related specifically to impaired loans is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Balance at beginning of year................................  $ 149,434   $ 254,659   $  66,476
Loan loss provision.........................................    111,272     194,697     848,894
Amounts charged off, net of recoveries......................   (181,150)   (299,922)   (660,711)
                                                              ---------   ---------   ---------
Balance at end of year......................................  $  79,556   $ 149,434   $ 254,659
                                                              =========   =========   =========

NOTE E--BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31, are as follows:

                                                          1999         1998
                                                       ----------   ----------
Land and building....................................  $1,225,000   $1,225,000
Land and building under capital leases...............     402,350      402,350
Leasehold improvements...............................     465,141      465,141
Furniture and equipment..............................   2,174,987    2,125,886
                                                       ----------   ----------
                                                        4,267,478    4,218,377
Less accumulated depreciation and amortization.......  (2,544,726)  (2,298,171)
                                                       ----------   ----------
                                                       $1,722,752   $1,920,206
                                                       ==========   ==========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE F--DEPOSITS

    At December 31, 1999, the scheduled maturities of time certificates of deposits are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................   $30,464,669
2001........................................................       454,658
2002 and thereafter.........................................       209,760
                                                               -----------
                                                               $31,129,087
                                                               ===========

NOTE G--ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

    FHLB advances represent collateralized obligations with the Federal Home Loan Bank ("FHLB"), at various rates and terms.

    Pursuant to collateral agreements with the FHLB, advances are collateralized by certain Bank mortgage loans and securities. Bank assets with a carrying value of $15,690,631 and $16,097,626 have been pledged to collateralize these advances at December 31, 1999 and 1998, respectively. Advances at December 31, 1999 have the following maturity dates: $1 million in 2000, $3.2 million in 2002, $1.5 million in 2003, $300,000 in 2005 and $6.0 million, thereafter. Interest rates range from 5.10% to 6.24%.

    The following table approximates the maximum month-end balance outstanding, average daily balance outstanding, average rates paid during the year, and the average rates on the balance at December 31, for FHLB advances:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Maximum month-end balance..............................  $13,742,286   $12,650,837   $1,200,000
Average daily balance..................................  $12,595,237   $ 4,984,000   $  214,000
Average rates paid.....................................         5.65%         5.63%        6.10%
Average rates on balance at year end...................         5.65%         5.65%        6.10%
Balance at end of period...............................  $12,023,912   $12,650,837   $1,200,000

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE H--COMMITMENTS

    The minimum rental commitments under capital and operating leases at December 31, 1999 are as follows:

                                                         CAPITAL    OPERATING
YEAR ENDING DECEMBER 31,                                  LEASES      LEASES
------------------------                                 --------   ----------
2000...................................................  $ 40,850   $  201,064
2001...................................................    40,850      201,064
2002...................................................    40,850      201,064
2003...................................................    40,850      211,064
2004...................................................    40,850      172,317
Thereafter.............................................   125,954      575,824
                                                         --------   ----------
Future minimum lease payments..........................   330,204   $1,562,397
                                                                    ==========
Less amount representing interest......................  (100,319)
                                                         --------
Present value of net minimum lease payments............  $229,885
                                                         ========

    Under the lease agreements, the Bank is also obligated to pay property taxes, insurance and maintenance costs. Certain leases contain renewal options. Rental expense for the years ended December 31, 1999, 1998 and 1997, was approximately $201,000, $139,000 and $59,000, respectively.

NOTE I--INCOME TAXES

    The current and deferred amounts of income tax expense (benefit) are as follows:

                                                                 1999        1998        1997
                                                              ----------   ---------   --------
Current tax expense
  Federal...................................................  $  787,583   $ 860,524   $329,450
  State.....................................................     349,419     285,693    104,037
                                                              ----------   ---------   --------
    Total current tax expense...............................   1,137,002   1,146,217    433,487
Deferred tax expense (benefit)
  Federal...................................................      (2,354)   (167,176)  (128,798)
  State.....................................................     (53,698)    (24,650)   (42,933)
                                                              ----------   ---------   --------
    Total deferred tax expense (benefit)....................     (56,052)   (191,826)  (171,731)
                                                              ----------   ---------   --------
    Total income tax expense (benefit)......................  $1,080,950   $ 954,391   $261,756
                                                              ==========   =========   ========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE I--INCOME TAXES (CONTINUED)
    The expense (benefit) for income taxes varies from the Federal statutory tax rate for the following reasons:

                                                                 1999        1998       1997
                                                              ----------   --------   --------
Federal income tax based on Statutory rate..................  $  906,358   $846,416   $602,123
State franchise tax net of federal Income tax benefit.......     190,719    178,106    126,800
Tax exempt interest.........................................     (71,865)   (82,520)   (73,827)
Recognition of deferred tax assets..........................          --         --   (343,524)
Other.......................................................      55,738     12,389    (49,816)
                                                              ----------   --------   --------
    Total income tax expense................................  $1,080,950   $954,391   $261,756
                                                              ==========   ========   ========

    Net deferred tax assets result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect are as follows:

                                                           1999        1998
                                                        ----------   --------
Deferred tax assets:
Depreciation..........................................  $       --   $ 79,142
Provision for loan losses.............................     222,246    161,118
Deferred gain on sale of property.....................      32,521     36,545
Capital lease.........................................     305,709     18,215
Deferred compensation.................................     637,925    481,016
State taxes...........................................     115,319     65,190
Unrealized loss on securities available for sale......     535,275         --
                                                        ----------   --------
    Total gross deferred tax assets...................   1,848,995    841,226
                                                        ----------   --------
Deferred tax liabilities:
Depreciation..........................................     (46,294)        --
Rent on the sale/leaseback............................    (295,596)        --
Fees and costs........................................     (75,974)   (63,498)
State taxes...........................................     (62,076)        --
                                                        ----------   --------
                                                          (479,940)   (63,498)
                                                        ----------   --------
    Net deferred tax assets...........................  $1,369,055   $777,728
                                                        ==========   ========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE J--EARNINGS PER SHARE

    Basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are computed as follows:

                                                                             1999
                                                              ----------------------------------
                                                                           WEIGHTED
                                                                 NET        AVERAGE    PER SHARE
                                                               EARNINGS     SHARES      AMOUNT
                                                              ----------   ---------   ---------
BASIC EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,584,807     997,160     $1.59
                                                                                         =====
  Effect of dilutive stock options and warrants.............          --     116,495
                                                              ----------   ---------
DILUTED EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,584,807   1,113,655     $1.42
                                                              ==========   =========     =====

                                                                             1998
                                                              ----------------------------------
                                                                           WEIGHTED
                                                                 NET        AVERAGE    PER SHARE
                                                               EARNINGS     SHARES      AMOUNT
                                                              ----------   ---------   ---------
BASIC EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,537,909     999,653     $1.54
                                                                                         =====
  Effect of dilutive stock options..........................          --      88,508
                                                              ----------   ---------
DILUTED EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,537,909   1,088,161     $1.41
                                                              ==========   =========     =====

                                                                             1997
                                                              ----------------------------------
                                                                           WEIGHTED
                                                                 NET        AVERAGE    PER SHARE
                                                               EARNINGS     SHARES      AMOUNT
                                                              ----------   ---------   ---------
BASIC EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,509,194     999,911     $1.51
                                                                                         =====
  Effect of dilutive stock options..........................          --      66,642
                                                              ----------   ---------
DILUTED EARNINGS PER SHARE
  Net earnings available to common Shareholders.............  $1,509,194   1,066,553     $1.42
                                                              ==========   =========     =====

NOTE K--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

    In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby and commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and under letters of credit is represented by the contractual amount of

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE K--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED) these instruments. At December 31, 1999, the Bank had commitments to extend credit of approximately $12,570,000 and obligations under letters of credit of approximately $415,000.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterpart. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

NOTE L--LITIGATION

    Because of the nature of their activities, the Holding Company and Bank are subject to pending and threatened legal actions, which arise out of the normal course of their business. In the opinion of management, based upon discussions with their legal counsel, the disposition of these actions and other such matters will not have a material effect on the Holding Company's consolidated financial statements.

NOTE M--TRANSACTIONS WITH DIRECTORS AND OFFICERS

    In the ordinary course of business, the Bank has granted loans to certain directors, officers, their immediate families and affiliated companies with which they are associated, generally on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The balance of loans made to such related parties as of December 31, 1999 and 1998 was approximately $2,061,000 and $2,234,000, respectively.

NOTE N--EMPLOYEE STOCK OWNERSHIP PLAN

    The Holding Company adopted an Employee Stock Ownership Plan effective
July 1, 1989. A provision of $0 for the years ended December 31, 1999, 1998 and 1997, was allocated by the Bank as a contribution to the Plan.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE O--EXECUTIVE COMPENSATION

    In 1993, the Bank entered into a compensation agreement with the Chief Executive Officer (the "Executive"). The agreement includes, among other things, a deferred compensation plan and a stock purchase agreement, which are described below:

1. DEFERRED COMPENSATION PLAN

    Under the plan, the Executive may elect to defer any or all of the compensation earned during his tenure. Deferred compensation accrued interest at a rate of major bank prime plus 2% (10.5% at December 31, 1999). As of December 24, 1993, the Executive has elected to defer 100 percent of his salary for seven years following the agreement. Upon distribution, in January 2001, the Executive will then receive equal installment payments, including interest, for a period of 60-120 months. Compensation expense under the plan was approximately $350,000, $290,000 and $269,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

    To anticipate the future costs of the plan, the Bank purchased life insurance policies in the amounts of $1,200,000 and $510,000. The cash surrender value of the policies has been included in other assets on the consolidated balance sheets.

2. STOCK PURCHASE AGREEMENT

    Under the agreement, the Holding Company has granted the Chief Executive Officer a right to purchase all or any part of 150,000 authorized but unissued shares of the Holding Company's common stock for cash at the price of $6.00 per share. This right is exercisable through December 2003. No shares were exercised in 1999, 1998 and 1997.

NOTE P--STOCK OPTION PLAN

    In 1993, the shareholders of the Holding Company approved an incentive stock option plan. Under the plan, option prices may not be less than 100 percent of the fair market value of the Bancorp's stock at the date of grant. Under the plan, 197,600 shares of the Bancorp's authorized but unissued common stock will be available for issuance under the plan.

    The plan is accounted for using the intrinsic value method consistent with APB Opinion 25 and related Interpretations. Had compensation costs for these plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

    Transactions for the three years ended December 31, 1999, for the plan and the stock purchase agreement are summarized in the table below. The fair value of each option granted is estimated at $1.83 on the date of grant using the Black-Scholes options-pricing model with the following assumptions used for grants in 1997: risk-free rate of 5.26 and 5.22 percent, dividend yield of 0 percent for all years, volatility of 7.00 percent for all years, and an expected life of 5 years for all years. There were no grants in 1999 and 1998.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE P--STOCK OPTION PLAN (CONTINUED)
    Transactions for the three years ended December 31, 1999 for the 1993 Stock Option Plan are summarized in the table below:

                                                       1999                  1998                  1997
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..............  172,000     $6.12     172,000     $6.12     165,000     $6.00
Granted.......................................       --        --          --        --      10,000     $8.00
Exercised.....................................   13,000     $6.31          --        --          --        --
Canceled......................................    9,000        --          --        --      (3,000)    $6.00
                                                -------               -------               -------
Outstanding at end of year....................  150,000     $6.00     172,000     $6.12     172,000     $6.12
                                                =======               =======               =======

    Transactions for the three years ended December 31, 1999, for options exercisable and weighted fair value of options granted are summarized in the table below:

                                                                1999       1998       1997
                                                              --------   --------   --------
Options exercisable at year end.............................   50,000    161,600    127,200
                                                               ======    =======    =======
Weighted average fair value of options granted during
  year......................................................   $   --    $    --    $  1.83
                                                               ======    =======    =======

    Transactions for the three years ended December 31, 1999, for the 1993 Stock Purchase Agreement are summarized in the table below:

                              OPTIONS
                            OUTSTANDING                              OPTIONS EXERCISABLE
                          ----------------                      ------------------------------
                          WEIGHTED-AVERAGE      WEIGHTED-
         NUMBER              REMAINING       AVERAGE EXERCISE     NUMBER      WEIGHTED-AVERAGE
       OUTSTANDING        CONTRACTUAL LIFE        PRICE         OUTSTANDING    EXERCISE PRICE
       -----------        ----------------   ----------------   -----------   ----------------
         150,000            5 Years                $6.00          150,000          $6.00

NOTE Q--REGULATORY MATTERS

    The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE Q--REGULATORY MATTERS (CONTINUED)
average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below, the following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                                          TO BE WELL
                                                                                                          CAPITALIZED
                                                                                                         UNDER PROMPT
                                                                                  FOR CAPITAL             CORRECTIVE
                                                                                   ADEQUACY                 ACTION
                                                            ACTUAL                 PURPOSES               PROVISIONS
                                                     ---------------------   ---------------------   ---------------------
                                                       AMOUNT                  AMOUNT                  AMOUNT
                                                     (IN 000'S)    RATIO     (IN 000'S)    RATIO     (IN 000'S)    RATIO
                                                     ----------   --------   ----------   --------   ----------   --------
As of December 31, 1999:
  Total capital (to Risk Weighted Assets)..........    $11,796      13.7%      $6,898       8.0%       $8,623       10.0%
  Tier 1 Capital (to Risk Weighted Assets).........     10,716      12.4%       3,448       4.0%        5,173        6.0%
  Tier 1 Capital (to Average Assets)...............     10,716       8.1%       5,272       4.0%        6,590        5.0%
As of December 31, 1998:
  Total capital (to Risk Weighted Assets)..........    $13,335      17.3%      $6,185       8.0%       $7,731       10.0%
  Tier 1 Capital (to Risk Weighted Assets).........     12,369      16.1%       3,092       4.0%        4,639        6.0%
  Tier 1 Capital (to Average Assets)...............     12,369      10.0%       4,953       4.0%        6,191        5.0%

NOTE R--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

    The following methods and assumptions were used by the Bank in estimating fair value disclosures:

CASH AND CASH EQUIVALENTS

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

    Fair values are based upon quoted market prices, where available.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE R--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
LOANS

    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value of estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

DEPOSITS

    The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

FHLB ADVANCES

    The fair values of the Bank's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

COMMITMENT TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND OTHER LETTERS OF
  CREDIT

    Fair value estimates were not made for these financial instruments as there is not a quoted market price for these types of financial instruments and the Bank has not developed a valuation model necessary to make such an estimate. However, management believes that the current fees assessed on these off-balance-sheet items represent market rates which would be charged for similar agreements. The Bank enters into certain financial commitments in the normal course of business. Management does not anticipate that those financial instruments will have a material adverse effect on the Bank's financial position or results of operations.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE R--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of the Bank's financial instruments are as follows:

                                                       1999                       1998
                                             ------------------------   -------------------------
                                              CARRYING        FAIR       CARRYING        FAIR
                                               AMOUNT        VALUE        AMOUNT         VALUE
                                             -----------   ----------   -----------   -----------
Assets
  Cash and cash equivalents................  $14,779,517   $4,779,517   $15,063,342   $15,063,342
  Investment securities:
    Available for sale.....................   33,515,501   33,515,501    40,487,055    40,487,055
    Held to maturity.......................    3,503,926    3,429,466     3,278,770     3,298,498
  Loans receivable, net....................   66,805,672   68,138,562    61,118,678    61,250,860
  Accrued interest receivable..............    1,072,048    1,072,048       932,216       932,216
Liabilities
  Non-interest bearing deposits............   35,789,486   35,789,486    33,314,390    33,314,390
  Interest bearing deposits................   65,874,818   62,004,300    65,417,226    65,417,372
  FHLB advances............................   12,023,912   11,463,022    12,650,837    12,862,239
  Accrued interest payable.................      215,795      215,795       312,830       312,830

NOTE S--CONDENSED FINANCIAL INFORMATION

    The following financial information represents the balance sheets of the Holding Company as of December 31, 1999 and 1998, and the related statements of operations and cash flows for the years ending December 31, 1999, 1998 and 1997.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999         1998
                                                              ----------   -----------
Cash........................................................  $    4,237   $    20,199
Other assets................................................      38,567            --
Investment in Cerritos Valley Bank..........................   9,913,456    12,396,451
                                                              ----------   -----------
  Total assets..............................................  $9,956,260   $12,416,650
                                                              ==========   ===========
  Total stockholders' equity................................  $9,956,260   $12,416,650
                                                              ==========   ===========

                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Income
  Net income of Cerritos Valley Bank.....................  $1,757,509   $1,553,919   $1,514,134
  Other income...........................................          59          260          988
                                                           ----------   ----------   ----------
    Total income.........................................   1,757,568    1,554,179    1,515,122
Administrative expenses..................................    (172,761)     (16,270)      (5,928)
                                                           ----------   ----------   ----------
      Net income.........................................  $1,584,807   $1,537,909   $1,509,194
                                                           ==========   ==========   ==========

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           -----------   ----------   ----------
Cash Flows from Operating Activities
  Net income.............................................  $ 1,584,807   $1,537,909   $1,509,194
Adjustments to reconcile net income to
  Net cash from operating activities
  Equity earnings in subsidiary..........................   (1,757,509)  (1,553,919)  (1,516,940)
  Decrease in accounts payable/other.....................      (38,567)
                                                           -----------   ----------   ----------
    Net cash used by operating activities................     (211,269)     (16,010)      (7,746)
Cash Flows from Investing Activities
  Dividend received from Cerritos Valley Bank............    3,410,000      125,000           --
Cash Flows from Financing Activities
  Redemption of stock and deemed dividend................  (15,654,879)    (104,161)
  Proceeds from issuance of stocks and warrants..........                                  1,028
    Net of issuance costs of $460,381....................   12,339,619           --           --
  Proceeds from exercise of stock options................      100,567           --           --
                                                           -----------   ----------   ----------
    Net cash provided (used) by financing activities.....   (3,214,693)    (104,161)       1,028
                                                           -----------   ----------   ----------
Net increase (decrease) in cash..........................      (15,962)       4,829       (6,718)
Cash and cash equivalents, beginning of year.............       20,199       15,370       22,088
                                                           -----------   ----------   ----------
Cash and cash equivalents, end of year...................  $     4,237   $   20,199   $   15,370
                                                           ===========   ==========   ==========

NOTE T--RETIREMENT OF COMMON STOCK

    During 1999, and in connection with the exchange of shares resulting from the purchase of $12.8 million of common stock by California Financial Institutions Fund Limited Partnership (the "California Fund"), 4,792 shares were purchased and retired by the Bank. In 1998, the Board of Directors authorized management to purchase and retire 8,333 shares of common stock from a shareholder. The Bank purchased and retired shares of common stock for $11,149,340 and $104,161 during 1999 and 1998, respectively.

NOTE U--MERGER AND ACQUISITION

    On September 7, 1999, the shareholders of the Bancorp approved a merger and reorganization under the terms of the Agreement and Plan of Reorganization and Merger by and among Belvedere Capital Partners, Inc. ("Belvedere"), as General Partner of the California Community Financial Institutions Fund, Limited Partner (the "Fund"), Cerritos Merger Company, Cerritos Valley Bancorp and Cerritos Valley Bank (the "Agreement") which became effective September 13, 1999. Under the Agreement, the Fund infused $12,800,000 into the Bancorp. Each outstanding share of the Bancorp's stock was then converted into cash in the amount of $13.4871 and 0.5271 shares of Bancorp stock. As a result of this merger, the Bancorp redeemed shares from and paid dividends to its shareholders. In addition, the Fund was issued 81,000 warrants to acquire additional shares of stock at $.01 per share.

                     CERRITOS VALLEY BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE U--MERGER AND ACQUISITION (CONTINUED)
Immediately following the completion of the merger, there were approximately 1,071,937 shares of Cerritos Valley Bancorp common stock outstanding consisting of 543,959 shares issued to the Fund in the merger and the remainder issued to the existing shareholders. Subsequent to the merger, the Bancorp purchased 75,000 shares of its outstanding stock from James N. Koury, President and Chief Executive Officer of the Bancorp, pursuant to a stock purchase rights agreement. Upon completion of the merger, the Fund owned 54.40% of the Bancorp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

    The principal occupations and certain other information about the current directors of the Company is as follows:

                                                             BUSINESS EXPERIENCE DURING THE
NAME AND ADDRESS                              AGE                   PAST FIVE YEARS
----------------                            --------         ------------------------------
Gary R. Einstein..........................     48      Practicing attorney in the law first of
211 14(th) Street                                      Einstein & Spiegal.

Shibley Horaney...........................     65      Chief Executive Officer and President H &
20351 S. W. Acacia St.                                 H Insurance Agency, President of Sterling
P.O. Box 8128                                          Casualty Insurance Co., President of D. H.
Newport Beach, Ca 92658                                Claim Services, Inc., President of Fairway
                                                       Auto Rental Inc., and the President of
                                                       Dashers Insurance Service Inc.

James N. Koury............................     64      Chairman of the Board and President and
12100 Firestone Blvd.                                  Chief Executive Officer of the Company and
Nowalk, Ca 90650                                       Cerritos Valley Bank.

Pricilla F. Koury.........................     56      Private investor and wife of James N.
410 Reposado Drive                                     Koury
La Habra, Ca 90631

James McGinley............................     65      Owner and General Manager of Amity, Inc.,
10926 S. Painter                                       a metal stamping and tool dying company.
Santa Fe Springs, Ca 90670

Seymour Melnik, M.D.......................     60      Dr. Melnik is an obstetrician/gynecologist
8141 Cielo Vista Drive                                 and is a partner in Melnik & Soloway M.D.'
Whittier, Ca 90605                                     s Inc.

Garo V. Minassian.........................     54      Architect and Owner of Garo V. Minassian
140 Acari Drive                                        Architect.
Los Angeles, Ca 90049

Richard J. Romero.........................     32      Vice Chairman of Cerritos Valley Bank,
1724 N. Laurel Ave.                                    President of Oremor Management and
Upland, Ca 91784                                       Investment in the automotive industry.
                                                       Director of Empire Nissan, Romero Motors
                                                       Corp., Oremor Jeep Chrysler Plymouth of
                                                       Ontario, EVP/Director of Norwalk Auto
                                                       Auction, President of Oremor Develop. and
                                                       President of Toyota of Glendale.

David A. Duarte...........................     50      Chief Credit Officer and Executive Vice
12100 Firestone Blvd.                                  President of Cerritos Valley Bank, Chief
Norwalk, Ca 90650                                      Credit Officer and Executive Vice
                                                       President of Security First Bank (until
                                                       August 1999), Chief Credit Officer and
                                                       Executive Vice President of Home Bank
                                                       (until February 1997).

Jo Ann San Paolo..........................     53      Vice President of San Paolo Salons, Inc.
1336 N. Whitehall Drive
La Habra Heights, Ca 90631

                                                             BUSINESS EXPERIENCE DURING THE
NAME AND ADDRESS                              AGE                   PAST FIVE YEARS
----------------                            --------         ------------------------------
Ellen Toma................................     71      Private investor.
34300 Latern Bay Drive #70
Dana Point, Ca 92629

Richard W. Decker, Jr.....................     55      Manager, Belvedere Capital Partners LLC,
One Maritime Plaza Ste. 800                            General partner of the California
San Francisco, Ca 94111                                Community Financial Funds, LP and Chairman
                                                       and Director of California Community
                                                       Bancshares, Inc., a registered bank
                                                       holding company.

J. Thomas Byrom...........................     52      Chief Financial Officer and Secretary of
One Maritime Plaza Ste. 800                            Belvedere Capital Partners LLC, General
San Francisco, Ca 94111                                partner of the California Community
                                                       Financial Funds LP and Director and
                                                       Secretary of California Community
                                                       Bancshares, Inc., a registered bank
                                                       holding company.

Melissa Lanfre (1)........................     48      Chief Financial Officer and Senior Vice
12100 Firestone Blvd.                                  President of the Company and Chief
Norwalk, Ca 90650                                      Financial Officer and Senior Vice
                                                       President and Secretary of the Board of
                                                       Directors of Cerritos Valley Bank (since
                                                       August 1999); Chief Financial Officer and
                                                       Senior Vice President of Financial
                                                       Reporting of Hawthorne Savings Bank (until
                                                       April 1999); Chief Financial Officer and
                                                       Senior Vice President of Professional
                                                       Bancorp, Inc. and First Professional Bank
                                                       (until November 1998); Chief Financial
                                                       Officer and Senior Vice President of
                                                       Harbor Bancorp, Inc. and Harbor Bank (July
                                                       1987 until November 1998).

------------------------

(1) Melissa Lanfre resigned from her position with the Company effective March 10, 2000.

SECTION 16  (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) reports they file.

    To the Company's knowledge, based soley upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16
(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fulfilled in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth a summary of the compensation paid or accrued during the past three fiscal years for services rendered in all capacities to James N. Koury, Chairman of the Board, President and Chief Executive Officer of the Company and Cerritos Valley Bank and to Thomas Yott, the former Executive Vice President and Chief Credit Officer of Cerritos Valley Bank whose annual base compensation and bonus exceeded $100,000 during the past three fiscal years ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                    ------------------------------                --------------------------------
                                                                                         AWARDS           PAYOUTS
                                                                                  ---------------------   --------
(A)                                   (B)        (C)        (D)         (E)          (F)         (G)        (H)         (I)
---                                 --------   --------   --------   ----------   ----------   --------   --------   ---------
                                                                       OTHER
                                                                       ANNUAL     RESTRICTED                         ALL OTHER
                                                                      COMPEN-       STOCK                   LTIP      COMPEN-
                                                SALARY     BONUS     SATION (1)     AWARDS     OPTIONS/   PAYOUTS     SATION
NAME AND PRINCIPAL POSITION           YEAR       ($)        ($)         ($)          ($)         SARS       ($)         ($)
---------------------------         --------   --------   --------   ----------   ----------   --------   --------   ---------
James N. Koury....................    1999     225,000     75,000       1,701          --         --         --         7,908(2)
Chairman of the Board,                1998     195,833     20,000       1,699          --         --         --         7,908
President and Chief                   1997     190,000         --       5,746          --         --         --         7,908
Executive Officer of
Cerritos Valley Bank

Thomas E. Yott (3,4)..............    1999      33,711         --          --          --         --         --        45,000(4)
Executive Vice                        1998     100,000     10,000          --          --         --         --            --
President and Chief                   1997     100,000         --          --          --         --         --            --
Credit Officer of
Cerritos Valley Bank

------------------------

(1) These amounts represent perquisites consisting of county club fees and car mileage allowance for Mr. James N. Koury.

(2) This amount represents Cerritos Valley's contribution for the cost of premiums for life insurance.

(3) Mr. Yott resigned from Cerritos Valley Bank effective April 15, 1999.

(4) Mr. Yott received compensation from stock options exercised.

OPTION/SAR EXERCISES AND YEAR END VALUE TABLE

    The following table sets forth information in regard to the executive officers named in the Summary Compensation Table with respect to option exercises during 1999 and fiscal year end option values:

 AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION /SAR
                                     VALUE

                                                                                              VALUE OF
                                                                          NUMBER OF        UNEXERCISED IN-
                                                                         UNEXERCISED          THE-MONEY
                                                                       OPTIONS/SARS AT     OPTIONS/SARS AT
                                                            VALUE       YEAR END (#)        YEAR END ($)
                                      SHARES ACQUIRED ON   REALIZED     EXERCISABLE/        EXERCISABLE/
NAME                                     EXERCISE (#)        ($)      UNEXERCISABLE (1)   UNEXERCISABLE (1)
----                                  ------------------   --------   -----------------   -----------------
(A)                                          (B)             (C)             (D)                 (E)
James N. Koury......................       0                0           150,000/0          $450,000/$0

Thomas E. Yott......................     10,000             0               0                   0

------------------------

(1) Cerritos Valley Bancorp has no SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table lists the holdings of the only persons (including any "group" as that term is used in Section 13 (d) 3 of the Securities Exchange Act of 1934, as amended) known by the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock as of December 31, 1999, based upon 997,885 shares outstanding on that date.

                                                                                COMMON STOCK
                                                                             BENEFICIALLY OWNED
                                                                            --------------------
                                                        RELATIONSHIP        NUMBER OF   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                    WITH COMPANY         SHARES     OF CLASS
------------------------------------              ------------------------  ---------   --------
California Community Financial Institutions Fund  Top tier bank holding      543,959     54.40%
LP..............................................  company of the Company
One Maritime Plaza, Ste. 800
San Francisco, Ca 94111

James N. Koury (1)..............................  Chairman of the Board       97,020      9.70%
12100 Firestone Blvd.                             and President and Chief
Norwalk, Ca 90650                                 Executive Officer of the
                                                  Company and Cerritos
                                                  Valley Bank

Ellen Toma......................................  Director                    53,198      5.32%
34300 Lantern Bay Drive #70
Dana Point, Ca 92629

------------------------

(1) Includes 21,184 shares of common stock held by Mr. James N. Koury; 21,184 shares of common stock held by Pricilla F. Koury, Director of Company and Mr. James N. Koury's wife; 7,213 shares of common stock held by Jami Koury, minor daughter of Mr. James N. Koury and Mrs. Pricilla F. Koury and 47,439 shares of common stock held by Rose Financial Company, Ltd, P.O. Box 707, West Bay Road, Grand Cayman, Cayman Islands.

    The following table shows as of December 31, 1999, the number of shares of the Company's common stock beneficially owned by each director and named executive officer of the Company and by all of the Company's directors and executive officers as a group.

                                                                 COMMON STOCK      PERCENT
BENEFICIAL OWNER                                              BENEFICIALLY OWNED   OF CLASS
----------------                                              ------------------   --------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Gary R. Einstein............................................          2,500          0.25%
Shibley Horaney.............................................             --              *
James N. Koury (1)..........................................        218,623         21.86%
Pricilla F. Koury (2).......................................         28,397          2.84%
James McGinley..............................................         23,406          2.34%
Seymour Melnik, M.D.........................................             --              *
Garo V. Minassian...........................................          6,060          0.61%
Richard J. Romero...........................................          3,843          0.38%
David A. Duarte.............................................             --              *
Jo Ann San Paolo............................................         26,210          2.62%
Ellen Toma..................................................         53,198          5.32%
Richard W. Decker, Jr. (3)..................................             --              *
J. Thomas Byrom.............................................             --              *
Melissa Lanfre..............................................             --              *
All directors and executive officers
  as a group (14 in all)....................................        362,237         36.23%

------------------------

*   Less than 1%

(1) Includes 21,184 shares held by Mr. Koury; 47,439 shares held by Rose Financial Company, Ltd.; and 150,000 options held by Mr. Koury.

(2) Includes 21,184 shares held by Mrs. Koury and 7,213 shares held by Jami Koury, a minor daughter of Mr. And Mrs. Koury.

(3) Mr. Decker is a manger of Belvedere Capital Partners LLC, as General Partner of California Community Financial Institutions Fund which holds shares in the Company of 543,959, 54.40% of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Some of the directors and executive officers of Cerritos Valley Bancorp and their immediate families, as well as companies with which they are associated, are customers of, or have had banking transactions with, Cerritos Valley Bank in the ordinary course of Cerritos Valley Banks business, and Cerritos Valley Bank expects to have banking transactions with such persons in the future. In management's opinion, all loans and commitments to lend in such transactions were made in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and in the opinion of management did not involve more than a normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14 EXHIBITS TO CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND REPORTS OF INDEPENDENT AUDITORS AND INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

    (a)

    1.  Financial Statements.

        See Item 8 of this document for Financial Statements and Supplementary Data.

    2.  None, except Financial Data Schedule as Exhibit 27 of this document.

    3.  Exhibits

       3.1 Articles of Incorporation as amended of Registrant is contained as
       Exhibit 3.1 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       3.2 By Laws as amended of Registrant is contained as Exhibit 3.2 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       4.1 Specimen stock certificate of Registrant is contained as Exhibit 4.1 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.2 Stock Purchase Amendment Agreement for James N. Koury is contained as Exhibit 10.2 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.3 Cerritos Valley Bank Deferred Compensation Agreement for James N. Koury is contained as Exhibit 10.3 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.4 Amendment to Cerritos Valley Bank Deferred Compensation Agreement for James N. Koury is contained as Exhibit 10.4 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.5 Cerritos Valley Bancorp 1993 Stock Option Plan is contained as
       Exhibit 10.5 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.6 Cerritos Valley Bancorp 1993 Stock Option Plan and form of incentive stock option and nonqualified stock option agreement is contained as
       Exhibit 10.6 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.7 Form of indemnification agreement is contained as Exhibit 10.7 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       10.8 Directors Agreement form for directors of Registrant is contained as
       Exhibit 10.8 within the Company's S-4 filing dated May 24, 1999, file number 333-79193, and is hereby incorporated by reference herein.

       11. Statement re: computation of per share earnings is included in Note J to the financial statements included in Part II Item 8 of this Registration Statement

ITEM 14 EXHIBITS TO CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND REPORTS OF INDEPENDENT AUDITORS AND INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (CONTINUED)
       21. Sole Subsidiary of the Registrant is Cerritos Valley Bank, a California state-chartered banking corporation.

    (b)
    Reports on Form 8K. None filed during the reporting period, 4th quarter
    1999.

    (c)
    Financial Data Schedule as Exhibit 27 of this document.

    (d)
    Financial Data Schedule as Exhibit 27 of this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                            CERRITOS VALLEY BANCORP

/s/ JAMES N. KOURY
---------------------------------------
James N. Koury, Chief Executive Officer and
President
Dated April 12, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GARY R. EINSTEIN
---------------------------------------
Gary R. Einstein, Director
Dated April 12, 2000

/s/ SHIBLEY HORANEY
---------------------------------------
Shibley Horaney, Director
Dated April 12, 2000

/s/ PRICILLA KOURY
---------------------------------------
Pricilla Koury, Director
Dated April 12, 2000

/s/ JAMES MCGINLEY
---------------------------------------
James McGinley, Director
Dated April 12, 2000

/s/ SEYMOUR MELNIK, M.D.
---------------------------------------
Seymour Melnik, M.D., Director
Dated April 12, 2000

/s/ GARO V. MINASSIAN
---------------------------------------
Garo V. Minassian, Director
Dated April 12, 2000

/s/ JO ANN SAN PAOLO
---------------------------------------
Jo Ann San Paolo, Director
Dated April 12, 2000

/s/ RICHARD J. ROMERO
---------------------------------------
Richard J. Romero, Director
Dated April 12, 2000

/s/ ELLEN TOMA
---------------------------------------
Ellen Toma, Director
Dated April 12, 2000

/s/ RICHARD W. DECKER, JR.
---------------------------------------
Richard W. Decker, Jr., Director
Dated April 12, 2000

/s/ J. THOMAS BYROM
---------------------------------------
J. Thomas Byrom, Director
Dated April 12, 2000

/s/ PAULA-ROSE WIHONGI
---------------------------------------
Paula-Rose Wihongi, Principal Financial Officer
and Principal Accounting Officer
Dated April 12, 2000