Form 10-Q
period 2000-03-31
CERRITOS VALLEY BANCORP
filed 2000-05-22
CIK 822371

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended March 31, 2000       Commission File No. 333-79193



                              CERRITOS VALLEY BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                         95-4216236
-------------------------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

         12100 Firestone Blvd., Norwalk CA                 90650
         (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:      (562) 868-3221
-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of March 31, 2000, 999,875 shares of Registrant's no par value common stock were outstanding.

                             CERRITOS VALLEY BANCORP

                                     INDEX


                                                                                          PAGE
PART I. FINANCIAL INFORMATION

Item 1  Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2000 and December 31, 1999                                               3

         Consolidated Statements of Earnings for the three months
         ended March 31, 2000 and 1999                                                      5

         Consolidated Statements of Stockholders' Equity for the
         three months ended March 31, 2000 and 1999                                         6

         Consolidated Statements of Cash flows for the three months
         ended March 31, 2000 and 1999                                                      7

         Notes to Consolidated Financial Statements                                         9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                         21


PART II.   OTHER INFORMATION

Item 1   Legal Proceedings                                                                  23

Item 2   Changes in Securities and use of Proceeds                                          23

Item 3   Defaults upon Senior Securities                                                    23

Item 4   Submission of Matters to a Vote of Security Holders                                23

Item 5   Other Information                                                                  23

Item 6   Exhibits to Consolidated Financial Statement Schedules and INDEX TO
         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                    24


                     Cerritos Valley Bancorp and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


            ASSETS

                                                                          March 31,              December 31,
                                                                       2000 (Unaudited)               1999
                                                                       ----------------        ----------------
Cash and due from banks                                                   $ 9,571,990             $ 12,779,517
Federal funds sold                                                          5,365,000                2,000,000
                                                                       ----------------        ----------------
             Cash and cash equivalents                                     14,936,990               14,779,517

Investment securities

    Available-for-sale                                                     33,252,959               33,515,501
    Held-to-maturity - fair value of $3,417,013 and
       $3,429,465 in 2000 and 1999, respectively                            3,488,772                3,503,926
Loans receivable, net of allowance for loan losses
    of $1,275,078 and $1,277,141 in 2000 and
    1999, respectively                                                     63,492,512               66,805,672
Bank premises and equipment                                                 1,689,791                1,722,752
Accrued interest receivable                                                 1,190,167                1,072,048
Prepaid expenses and other assets                                           7,585,255                5,452,383
                                                                       ----------------        ----------------
             Total assets                                               $ 125,636,446            $ 126,851,799
                                                                       ================        ================


      The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary


       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,           December 31,
                                                                    2000 (Unaudited)           1999
                                                                    ----------------      ----------------
Liabilities
    Deposits
       Checking noninterest-bearing                                   $ 33,978,995          $ 35,789,486
       Checking interest-bearing and savings                            25,053,827            23,497,164
       Money market accounts                                            12,746,097            11,248,567
       Time certificates of deposit under $100,000                      13,373,397            13,363,696
       Time certificates of deposit $100,000 and over                   15,125,764            17,765,391
                                                                    ----------------      ----------------
             Total deposits                                            100,278,080           101,664,304

    FHLB advances                                                       11,912,256            12,023,912
    Treasury, tax and loan                                                 652,140               978,094
    Obligations under capital lease                                        225,094               229,885
    Accrued expenses and other liabilities                               2,341,666             1,999,344
                                                                    ----------------      ----------------

             Total liabilities                                         115,409,236           116,895,539

Commitments and contingencies                                                    -                     -

Stockholders' equity
    Contributed capital
       Common stock - authorized, 20,000,000 shares, no
          par value; 999,875  shares issued
          and outstanding in 2000 and 1999, respectively                 6,090,859             6,090,859
       Additional paid in capital stock - warrants                       1,740,800             1,740,800
    Retained earnings                                                    3,256,312             2,927,514
    Accumulated other comprehensive income                                (860,761)             (802,913)
                                                                    ----------------      ----------------
             Total stockholders' equity                                 10,227,210             9,956,260
                                                                    ----------------      ----------------
             Total liabilities and stockholders' equity              $ 125,636,446         $ 126,851,799
                                                                    ================      ================


      The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                            Three months ended
                                                                March 31,
                                                         2000                 1999
                                                    --------------      --------------
INTEREST REVENUES
     Loans                                            $ 1,575,388         $ 1,600,512
     Investment securities                                566,083             561,966
     Federal funds sold                                    68,697              95,595
     Other deposits                                         1,111                 153
                                                    --------------      --------------
TOTAL INTEREST REVENUES                                 2,211,279           2,258,226

INTEREST EXPENSE
     Deposits                                             556,472             568,774
     FHLB borowings                                       175,360             188,811
     Other                                                  5,422                   -
                                                    --------------      --------------
TOTAL INTEREST EXPENSE                                    737,254             757,585
                                                    --------------      --------------
NET INTEREST INCOME                                     1,474,025           1,500,641
PROVISION FOR LOAN LOSSES                                  15,000              85,000
                                                    --------------      --------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                  1,459,025           1,415,641
NON INTEREST REVENUES
     Service charges on deposit accounts                  356,144             300,802
     Other service charges and income                     103,898              82,566
     Gain on sale of loans                                    401                 396
                                                    --------------      --------------
TOTAL NON INTEREST REVENUES                               460,443             383,764

NON INTEREST EXPENSE
     Employee                                             535,963             503,507
     Occupancy                                             88,764              89,741
     Other operating expense                              771,301             611,185
                                                    --------------      --------------
TOTAL NON INTEREST EXPENSE                              1,396,028           1,204,433
                                                    --------------      --------------
EARNINGS BEFORE INCOME TAXES                              523,440             594,972
INCOME TAX PROVISION                                      194,642             243,194
                                                    --------------      --------------
NET EARNINGS                                          $   328,798         $   351,778
                                                    ==============      ==============

Basic earnings per share                              $      0.33         $      0.35
                                                    ==============      ==============
Diluted earnings per share                            $      0.29         $      0.32
                                                    ==============      ==============
Basic weighted average shares outstanding                 999,875             991,667
                                                    ==============      ==============
Dilutive weighted average shares outstanding            1,149,875           1,083,970
                                                    ==============      ==============


      The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                        -------------------------------------------------------------------------------------------
                                                               For the three month period ended March 31, 2000
                                        -------------------------------------------------------------------------------------------

                                                                                        Accumulated
                                           Number                       Additional        other
                                          of shares        Common      Paid in Capital  comprehensive    Retained
                                         outstanding       stock        and warrants      income         Earnings       Total
                                        -------------  -------------  --------------  --------------  -------------  -------------
Balance - December 31, 1999                   999,875     $6,090,859      $1,740,800       ($802,913)    $2,927,514     $9,956,260
Comprehensive income
   Net changes in unrealized
      loss on securities
      available for sale,
      net of tax benefit of $38,162               -              -               -           (57,848)           -          (57,848)
   Net earnings for three months
      ended March 31, 2000                        -              -               -                 -       328,798         328,798
                                                                                                                     -------------
      Comprehensive income                                                                                                 270,950
                                        -------------  -------------  --------------  --------------  -------------  -------------
Balance - March 31, 2000                      999,875     $6,090,859      $1,740,800       ($860,761)    $3,256,312    $10,227,210
                                        =============  =============  ==============  ==============  =============  =============

                                        -------------------------------------------------------------------------------------------
                                                               For the three month period ended March 31, 1999
                                        -------------------------------------------------------------------------------------------

                                                                                        Accumulated
                                           Number                       Additional        other
                                          of shares        Common      Paid in Capital  comprehensive    Retained
                                         outstanding       stock        and warrants      income         Earnings       Total
                                        -------------  -------------  --------------  --------------  -------------  -------------
Balance - December 31, 1998                   991,667     $6,540,813              $0         $27,591     $5,848,246    $12,416,650
Comprehensive income
   Net changes in unrealized loss
      on securities available
      for sale, net of tax
      benefit of $149,180                         -              -               -          (223,773)            -        (223,773)
   Net earnings for three months
      ended March 31, 1999                        -              -               -                 -        351,778        351,778
                                                                                                                     -------------
      Comprehensive income                                                                                                 128,005
                                        -------------  -------------  --------------  --------------  -------------  -------------
Balance - March 31, 1999                      991,667     $6,540,813              $0       ($196,182)    $6,200,024    $12,544,655
                                        =============  =============  ==============  ==============  =============  =============


      The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Month Ended March 31,
                                                                           -------------------------------------
                                                                                 2000               1999
                                                                           -----------------  ------------------
Cash flows from operatig activities:
      Net earnings                                                              $   328,798         $   351,778
      Adjustments to reconcile net earnings to
        net cash (used in) provided by operating activities:
           Net amortization/accrection of
             discount/premium on securities                                            (551)              5,563
           Depreciation                                                              52,875              64,941
           Deferred income tax (benefit) expense                                    (78,622)            103,329
           Other (gains) and losses                                                    (401)                  -
           Principal payments from and sale of loans held for sale                        -              52,145
           Increase in interest receivable                                         (118,119)           (205,989)
           Net increase in other assets                                          (2,108,043)           (168,497)
           Net increase in other liabilities                                        342,323             144,453
           Provision for loan losses                                                 15,000              85,000
                                                                           -----------------  ------------------
               Net cash (used in) provided by operating activities               (1,566,740)            432,723

Cash flows from investing activities:
      Proceeds from maturities and principal collected
        on sale of securities:
           Available for sale                                                       220,677           6,238,225
           Held to maturity                                                          44,989           1,000,000
      Purchases of investment securities:
           Available for sale                                                             -          (4,495,781)
           Held to maturity                                                               -                   -
      Net (increase) decrease in loans                                            3,298,561          (2,814,625)
      Purchases of premises and equipment                                           (11,389)            (17,423)
                                                                           -----------------  ------------------
               Net cash provided by (used in) investing activities                3,552,838             (89,604)


         The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                                   (Unaudited)


                                                                                 Three months ended March 31,
                                                                           --------------------------------------
                                                                                 2000                1999
                                                                           ------------------  ------------------
Cash flows from financing activities:
      Net increase in interest and
           noninterest bearing accounts, savings and
            money market accounts                                               $  1,243,702        $  2,847,398
      Net decrease in time certificates of deposits                               (2,629,926)         (1,179,609)
      Payments made under capital lease obligations                                   (4,791)             (7,195)
      Net increase (decrease) in treasury, tax and loan note                        (325,954)            310,773
      Net (decrease) increase in FHLB advances                                      (111,656)            197,386
                                                                           ------------------  ------------------
                     Net cash (used in) provided by financing activities          (1,828,625)          2,168,753
                                                                           ------------------  ------------------
                     Increase  in cash and cash equivalents                          157,473           2,511,872
Cash and cash equivalents at beginning of period                                  14,779,517          15,063,342
                                                                           ------------------  ------------------
Cash and cash equivalents at end of period                                      $ 14,936,990        $ 17,575,214
                                                                           ------------------  ------------------
Supplemental disclosures of cash flow information
      Interest paid                                                             $    667,779        $    758,754
      Income taxes paid                                                         $     15,000        $          -


        The accompanying notes are an integral part of these statements.

                     Cerritos Valley Bancorp and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by Cerritos Valley Bancorp (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations

         The financial position at March 31, 2000, and the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited consolidated financial statements, and these interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Information

The discussions contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are intended to provide information to facilitate the understanding as assessment of the consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions include forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. Actual results and operations for any future period may vary materially from those projected herein and from past results discussed herein.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends to the financial condition, results of operations, and liquidity of the Company. The following presentation is prepared as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1999.

The Company's business strategy is to offer a broad range of commercial banking products and services to individuals and business in its primary service area with an emphasis upon customer service, efficiency, and personalized services. The Company's business strategy is to increase its market share of loans and deposits by focusing upon the banking needs of local businesses, including retail, professional and real estate-related activities, and individuals living and working in the Southern California communities of Norwalk, Artesia, Huntington Park and Glendale.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to lesser extent service charges on deposit accounts and other noninterest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, professional services, and other general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

Financial Condition

Cerritos Valley Bancorp (the "Company"), holding company for Cerritos Valley Bank (the "Bank"), recorded net earnings of $328,798, or $0.33 basic earnings per share, for the first quarter of 2000, compared with net earnings of $351,778, or $0.35 basic earnings per share, for the first quarter of 1999. The Company had diluted earnings per share for the first quarter of 2000 of $0.29 per share and $0.32 diluted earnings per share for the first quarter of 1999.

Loans

The following table sets for the amount of loans outstanding by category and the percentage of each category to the total loan portfolio.


                                                 March 31, 2000                 December 31, 1999
                                        ------------------------------    ------------------------------
                                            Amount        % of Total          Amount        % of Total
                                        ---------------   ------------    ---------------   ------------
Commercial                                $ 26,354,670         40.64%       $ 27,913,786         40.95%
Construction                                 4,644,306          7.16%          6,487,052          9.52%
Real estate                                 32,134,841         49.56%         31,241,895         45.83%
Installment                                  1,709,724          2.64%          2,526,134          3.70%
                                        ---------------   ------------    ---------------   ------------
        Subtotal                            64,843,541        100.00%         68,168,867        100.00%
Less:
        Deferred loan fees                     (75,951)                          (86,054)
        Allowance for loan losses           (1,275,078)                       (1,277,141)
                                        ---------------                   ---------------
Net loans                                 $ 63,492,512                      $ 66,805,672
                                        ===============                   ===============

The Company actively monitors maturities and repricing activities within its loan portfolio. Constructions loans decreased 28.4% during the period ended March 31, 2000 to $4,644,306 from $6,487,052 at December 31, 1999, as a result of scheduled maturities.

In accordance with management's credit administration and regulatory policy, loans are placed on non-accrual status when the collection of principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

The following table sets forth information about non-performing assets 90 days or more past due and non accruing, 90 days or more past due and continuing to accrue, and certain ratios.

                                                    March 31, 2000       December 31, 1999
                                              ---------------------   ---------------------
(dollars in thousands)

Nonperforming loans (1)                               $ 1,425                $   514
Other real estate owned                                     -                      -
                                                    ---------                -------
        Total nonperforming assets                    $ 1,425                $   514
                                                    =========                =======

Accruing loans 90 days or more past due               $ 1,400                $ 1,354
                                                    =========                =======

Nonperforming loans to total loans                       2.20%                  0.75%
Nonperforming assets
        to total loans                                   2.20%                  0.75%
        to total assets                                  1.13%                  0.41%

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

The following table sets forth information about the allowance for loan losses.


                                                   Three months ended      Three months ended
                                                     March 31, 2000         December 31, 1999
                                                  ---------------------    --------------------
Balance at beginning of period                             $ 1,277,141             $ 1,237,680
Provision for loan losses                                       15,000                 240,000

Loan charge-offs                                               (22,028)               (225,747)
Recoveries on loans previously charged-off                       4,965                  25,208
                                                  ---------------------    --------------------
        Net charge-offs (recoveries)                           (17,063)               (200,539)

Balance at end of period                                   $ 1,275,078             $ 1,277,141
                                                  =====================    ====================

Loans outstanding at end of period                        $ 64,843,540            $ 68,168,867
Average loans outstanding during period                   $ 66,640,806            $ 65,745,280

Net charge-offs (recoveries) to average loans
        outstanding                                              0.03%                   0.31%

Allowance for loan losses:
        to total loans                                           1.97%                   1.87%
        to nonperforming loans                                  89.48%                 248.47%
        to nonperforming assets                                 89.48%                 248.47%

Management considers a loan to be impaired when, based upon available information and current events, it believes that it is probable the Company will be unable to collect all amounts due on a timely basis in accordance with the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is recognized by the establishment of a valuation allowance equal to the excess of the Company's recorded investment in the loan over its measured value.

The Company had $1,433,121 in impaired loans as of March 31, 2000. The general allowance for loan losses related to impaired loans at March 31, 2000 was $229,599. The average recorded investment in impaired loans during the three months ended March 31, 2000 was approximately $1,431,000. Total cash collected on impaired loans during the three months ended March 31, 2000 was $21,384 of which $13,338 was credited to the principal balance outstanding on such loans and $8,046 was recognized as interest income. Interest income that would have been recognized on impaired loans if they had performed in accordance with the terms of the loans was approximately $25,000 for the quarter ended March 31, 2000.

Investment Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale as of March 31, 2000 and December 31, 1999:


                                                         March 31, 2000
                                ----------------------------------------------------------------
                                  Amortized                                       Estimated
                                    cost            Gains         Losses          fair value
                                --------------   ------------  --------------  -----------------
U.S. Treasury securities            $ 498,344            $ -         $ 1,779          $ 496,565
Obligations of other U.S.
        Government agencies
        and corporations           26,361,159              -       1,113,681         25,247,478
Mortgage-backed securities          2,007,513              -          19,387          1,988,126
Obligations of state and
        political subdivisions      1,808,815            606          31,805          1,777,616
Corporate bonds                     4,036,046              -         292,871          3,743,175
                                ==============   ============  ==============  =================
                                 $ 34,711,877          $ 606     $ 1,459,523       $ 33,252,960
                                ==============   ============  ==============  =================


                                                        December 31, 1999
                                -----------------------------------------------------------------
                                  Amortized                                        Estimated
                                     cost           Gains          Losses         fair value
                                ---------------  -------------  -------------  ------------------
U.S. Treasury securities             $ 497,853            $ -          $ 508           $ 497,345
Obligations of other U.S.
        Government agencies
        and corporations            26,406,357              -      1,034,314          25,372,043
Mortgage-backed securities           2,103,941              -         13,884           2,090,057
Obligations of state and
        political subdivisions       1,808,300            494         25,748           1,783,046
Corporate bonds                      4,037,237              -        264,227           3,773,010
                                ---------------  -------------  -------------  ------------------
                                  $ 34,853,688          $ 494    $ 1,338,681        $ 33,515,501
                                ===============  =============  =============  ==================

The amortized cost and fair value of securities held-to-maturity as of March 31, 2000 and December 31, 1999 are as follows:


                                                           March 31, 2000
                                --------------------------------------------------------------------
                                  Amortized                                          Estimated
                                     cost           Gains           Losses           fair value
                                ---------------  -------------  ---------------  -------------------
Obligations of other U.S.
        Government agencies
        and corporations            $2,000,000             $0          $59,830          $ 1,940,170
Mortgage-backed securities             664,921            754           10,890            $ 654,785
Obligations of state and                     -
        political subdivisions         823,851         13,484           15,277            $ 822,058
                                ---------------  -------------  ---------------  -------------------
                                   $ 3,488,772       $ 14,238         $ 85,997          $ 3,417,013
                                ===============  =============  ===============  ===================


                                                            December 31, 1999
                                      ----------------------------------------------------------------
                                        Amortized                                       Estimated
                                           cost           Gains         Losses         fair value
                                      ---------------  -------------  ------------  ------------------
Obligations of other U.S.
              Government agencies
              and corporations           $ 2,000,000            $ -      $ 71,771         $ 1,928,229
Mortgage-backed securities                   680,124          2,666         2,629             680,161
Obligations of state and
              political subdivisions         823,802         14,133        16,860             821,075
                                      ---------------  -------------  ------------  ------------------
                                         $ 3,503,926       $ 16,799      $ 91,260         $ 3,429,465
                                      ===============  =============  ============  ==================

During the three months ended March 31, 2000, and the year ended December 31, 1999, there were no sales of available-for-sale securities.

Deposits

Total deposits at March 31, 2000 were $100,278,080, a decrease of $1,386,224, or 1.4%, from $101,664,304 at December 31, 1999. The Company attracts deposits primarily from individuals and businesses within the Company's primary service area in the Southern California communities of Norwalk, Artesia, Huntington Park and Glendale. The Company has no brokered deposits and the Company's practice is to not purchase brokered deposits.

The following table sets forth the amount of deposits by category and the percentage of each category to all deposits as of March 31, 2000 and December 31, 1999:



                                                            March 31, 2000                December 31, 1999
                                                   ------------------------------  ------------------------------
                                                       Amount        % of Total         Amount        % of Total
                                                   ----------------  ------------  -----------------  -----------
Checking noninterest                                  $ 33,978,995        33.88%       $ 35,789,486       35.20%
Checking interest-bearing and savings                   25,053,827        24.98%         23,497,164       23.11%
Money market accounts                                   12,746,097        12.71%         11,248,567       11.06%
Time certificates of deposit under $100,000             13,373,397        13.34%         13,363,696       13.14%
Time certificates of deposit $100,000 and over          15,125,764        15.08%         17,765,391       17.47%
                                                   ----------------  ------------  -----------------  -----------

                                                     $ 100,278,080       100.00%       $101,664,304      100.00%
                                                   ================  ============  =================  ===========

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

The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of March 31, 2000.

                                                                      For Capital
                                          Actual                   Adequacy Purposes
                              -------------------------------  ---------------------------
(dollars in thousands)          Amount           Ratio           Amount          Ratio
                              ------------  -----------------  ------------   ------------
Company
     Leverage                    $ 11,088              8.81%       $ 5,033          4.00%
     Tier 1 risk-based             11,088             13.29%         3,326          4.00%
     Total risk-based              12,130             14.54%         6,652          8.00%

Bank
     Leverage                    $ 11,023              8.76%       $ 5,032          4.00%
     Tier 1 risk-based             11,023             13.26%         3,324          4.00%
     Total risk-based              12,065             14.52%         6,649          8.00%

As indicated in the above table, the Company and the Bank have exceeded all applicable regulatory capital guidelines at March 31, 2000. Cerritos Valley's management believes that, under the current regulations, Cerritos Valley Bank will continue to meet its minimum capital requirements in the foreseeable future.

Management of the Company is not aware of any trends, events, uncertainties or recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the capital resources, liquidity or operations of the Company.

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

The Bank's primary sources of liquidity are federal funds sold to other banks, the investment securities portfolio and borrowing capacity from the Federal Home Loan Bank. For the three months ended March 31, 2000, federal funds sold averaged $5,007,197 compared to $8,402,433 for the three months ended March 31, 1999, a decrease of 40.4%. In addition, securities in the available-for-sale portfolio can be sold in response to liquidity needs or used as collateral for advances from the Federal Home Loan Bank. Securities held-to-maturity are available for liquidity needs primarily as collateral. The fair value of securities available-for-sale and held-to-maturity at March 31, 2000 were $33,252,959 and $3,417,013, respectively.

Results of Operations

The Company reported consolidated net earnings of $328,798 for the first quarter of 2000, compared with net earnings of $351,778 for the first quarter of 1999. Basic earnings per share for the first quarter of 2000 were $0.33 per share compared to $0.35 for the same quarter of 1999. Diluted earnings per share were $0.29 per share for the first quarter 2000 as compared to $0.32 for the same period in 1999.

Net Interest Income

The Company's earnings depend primarily on net interest income, which is the difference between the interest and fees earned on loans and investments less the interest paid on deposits and borrowings. For the quarter ended March 31, 2000, net interest income decreased 1.8% or $26,616 to $1,474,025 from $1,500,641 for the same period in 1999. The decrease in net income for the first quarter ended March 31, 2000 as compared to the same period in 1999, is primarily the result of a 3.5% or $4,093,000 decrease average interest-earning assets outstanding during the quarter. For the three months ended March 31, 2000 average interest-earning assets declined to $109,850,000 as compared to $113,943,000 for the same period in 1999. For the three months ended March 31, 2000, the net interest margin was 5.36%, compared to 5.26% for the same respective period in 1999. The 3.6% decline in average interest-earning assets was offset by a .06% increase in interest yield on average interest-earning assets. Total average interest-earning assets yielded 8.10% for the first quarter 2000 compared to 8.04% for the first quarter 1999.

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2000 and 1999:


                                                     Three months ended                         Three months ended
                                                       March 31, 2000                             March 31, 1999
                                         ----------------------------------------   ----------------------------------------
                                          Average        Yield/                       Average       Yield/
(dollars in thousands)                     Balance       Rate          Interest       Balance       Rate          Interest
                                         -----------   ------------  ------------   ------------  ------------  ------------
Assets
Interest-earning assets:
     Securities                            $ 38,280          5.96%        $  567       $ 40,818         5.58%        $  560
     Loans                                   66,563          9.52%         1,575         64,628        10.04%         1,601
     Federal funds sold                       5,007          5.52%            69          8,402         4.61%            96
     Interest-earning deposits                    -          0.00%             -             95         2.13%             1
                                         -----------------------------------------------------------------------------------
         Total interest-earning assets      109,850          8.10%         2,211        113,943         8.04%         2,258
                                         -----------------------------------------------------------------------------------

Deferred loan fees                              (88)                                        (94)
Allowance for loan losses                    (1,281)                                     (1,253)
Noninterest-earning assets
     Cash and due from banks                 10,440                                       8,701
     Premises and equipment                   1,721                                       1,899
     Other assets                             5,172                                       3,948
                                         -----------                                ------------
         Total assets                     $ 125,814                                   $ 127,144
                                         ===========                                ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities
      Interest-bearing demand deposits      $12,133          1.49%            45        $11,429         1.46%            41
     Savings and money market deposits       24,492          2.72%           165         22,317         2.59%           143
     Time deposits under $100,000            14,466          4.16%           150         13,808         4.67%           159
     Time deposits over $100,000             14,928          5.29%           197         19,096         4.81%           226
     Othr borrowings - FHLB                  11,963          5.60%           167         12,640         5.72%           178
     Capital lease & TT&L & Other               636          8.91%            14            544         7.97%            11
                                         -----------------------------------------------------------------------------------
                                             78,618          3.77%           738         79,834         3.85%           758
                                         -----------------------------------------------------------------------------------
Noninterest-bearing liabilities
      Noninterest-bearing demand
       deposits                              34,908                                      32,982
      Other liabilites                        2,262                                       1,845
     Shareholders' equity                    10,026                                      12,484
                                         -----------                                ------------
         Total liabilities and
          shareholders' equity             $125,814                                    $127,145
                                         ===========                                ============
                                                             5.36%        $1,473                        5.26%        $1,500
                                                       ------------  ------------                 ------------  ------------

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." It is also affected by changes in yields earned on interest-earning assets and interest rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change.

Interest income represents interest earned on loans, investment securities and federal funds sold. Interest income decreased $46,947 to $2,211,279 for the three months ended March 31, 2000 from $2,258,226 for the same period in 1999. Interest earned on loans decreased 1.6% or $25,124 to $1,575,388 for the three months ended March 31, 2000 from $1,600,512 for the same period ended March 31, 1999. Overall, average interest-earning assets decreased approximately $4,093,000 or 3.6%, for the three months ended March 31, 2000 as compared to the same period in 1999.

Interest expense represents interest paid on deposits and other borrowings. Interest expense for the three months ended March 31, 2000 was $737,254 compared to $757,585 for the same period in 1999, a decrease of 2.8%. The decrease in interest expense for the three months ended March 31, 2000, is primarily related to a decrease in interest-bearing deposits and borrowings from the Federal Home Loan Bank. Interest-bearing deposit expense decreased from $568,774 for the three months ended March 31, 1999 to $556,472 for the same period in 2000. Federal Home Loan Bank borrowings averaged $11,963,000 for the three months ended March 31, 2000 compared to $12,640,000 for the same period in 1999, a decrease of 5.4%.

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

Management allocated $15,000 as a provision for loan losses during the first three months of 2000 compared to $85,000 for the same period in 1999. The decrease in the provision for loan losses in 2000 is in response to management's assessment of the improvement in the loan portfolio. Loans charged off, net of recoveries, were $17,063 and $177,092 for the first three months of 2000 and 1999, respectively. The ratio of allowance for loan losses to total gross loans was 1.97% at March 31, 2000, and 1.79% at March 31, 1999.

In management's opinion, the balance of the allowance for loan losses at March 31, 2000, was sufficient to sustain any foreseeable losses in the loan portfolio at that time.

Noninterest Revenue

For the three months ended March 31, 2000, other operating income totaled $460,443 compared to $383,764 for the same period in 1999. The increase was primarily related to an increase in service charges on deposit accounts and other service charge and income.

Noninterest Expense

Other operating expenses for the first three months ended March 31, 2000, increased to $1,396,028 from $1,204,433 for the same period in 1999. The increase occurred primarily in other operating expenses, which includes professional expense categories.

The increase in professional expense category is primarily in legal fees and other professional fees, which increased $160,116 from $611,185 for the three months ended March 31, 1999 to $771,301 for the same period in 2000. The increase in legal is primarily due to litigation arising from credit resolution resulting in a decrease in non-performing assets.

Income Taxes

For the three months ended March 31, 2000, the provision for income taxes was $194,642 compared to $243,194 for the same period in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rates risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. The Bank does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Bank has a negative gap measured within the next 12 month period. From one year and beyond, the negative gap changes to a positive gap. In addition, the Bank uses interest rate shock analysis to estimate the effect of certain hypothetical rate changes on income and capital on a present value basis. The Bank uses an internal reference rate index to price its loans. This reference rate is not automatically adjusted when the Wall Street prime rate is lowered. As a result, the Bank does not pay any broker to obtain deposits and therefore is able to price its deposit below competitive prices. Based upon the Bank's shock analysis, net interest income is expected to rise with increasing rates and fall with declining rates.

The Bank's positive gap after one year is the result of the majority of investments having terms greater than one year on the asset side. Also, approximately 48.1%of its loan portfolio reprices and matures over a one year period. On the liability side, the majority of the Bank's time deposits have an average term life of less than 1 year while savings accounts, NOW accounts and money market accounts are recorded for gap analysis in the next day to three month category because they do not have a contractual maturity date. The borrowings from the Federal Home Loan Bank have an average term life greater than three years.

Taking into consideration that savings accounts and other interest-bearing transaction accounts typically do not react immediately to changes in interest rates, management has taken the following steps to manage its positive interest rate gap. The Bank uses an internal reference rate for pricing loans, which changes at a slower rate than prime. For fixed term loans, The Bank uses Federal Home Loan Bank advances to match the funding of the loans in order to protect the spread over the life of the loan. Also, the Bank holds the majority of its investments in the available-for-sale category in order to be able to react to changes in interest rates.

The following table sets forth the distribution of repricing opportunities of the Bank's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, i.e. interest rate sensitive assets less interest rate sensitive liabilities, the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of March 31, 2000. The table also sets forth the time periods within which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                           Next Day       Through       One Year         Over
                                                           to Three        Twelve        Through         Five
(dollars in thousands)                                       Months        Months       Five Years       Years          Total
                                                          ------------  -------------  ------------   ------------  -------------
ASSETS:
Federal funds sold                                            $ 5,365      $       -      $      -       $      -       $  5,365
Taxable investment securities                                   1,711          2,035        23,110          7,535         34,391
Nontaxable investment securities                                    -            100           981          1,270          2,351
Loans (1)                                                      30,496          1,469        11,212         20,166         63,343
                                                          ------------  -------------  ------------   ------------  -------------
    Total interest-earning assets                              37,572          3,604        35,303         28,971        105,450
                                                          ------------  -------------  ------------   ------------  -------------
LIABILITIES:
Savings deposits (2)                                           35,764              -             -              -         35,764
Time deposits                                                  14,342         15,481           713              -         30,536
Other borrowed funds                                              652          1,000         4,678          6,459         12,789
                                                          ------------  -------------  ------------   ------------  -------------
    Total interest-bearing deposits                            50,758         16,481         5,391          6,459         79,089
                                                          ------------  -------------  ------------   ------------  -------------

Net (interest-bearing liabilities)
 interest-earning assets                                    $ (13,186)     $ (12,877)     $ 29,912       $ 22,512       $ 26,361
                                                          ============  =============  ============   ============  =============

Cumulative net (interest-bearing liabilities)
 interest-earning assets (GAP)                              $ (13,186)     $ (26,063)     $ 17,035       $ 52,424       $ 48,873
                                                          ============  =============  ============   ============  =============

Cumulative GAP as a percent of total
 interest-earning assets                                      -35.10%        -723.17%        48.25%        180.95%         46.35%
                                                          ------------  -------------  ------------   ------------  -------------

   (1)  Gross loans net of nonaccrual.
   (2)  Savings deposits include interest-bearing transaction accounts.

PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not subject to any legal proceedings. From time to time, the Bank is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management is not aware of any material pending litigation proceedings to which either it or the Bank is a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or the Bank, taken as a whole.

Item 2.  Changes in Securities and use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits to Consolidated Financial Statement Schedules and INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a)

1.   Financial Statements.

     See Part I Item I of this document for Financial Statements and Supplementary Data.

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

     11. Statement re: computation of per share earnings is included in Part I
     Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Registration Statement

     21. Sole Subsidiary of the Registrant is Cerritos Valley Bank, a California state-chartered banking corporation.

(b)

Reports on Form 8K. None filed during the reporting period, 1st quarter 2000..

(c)

Financial Data Schedule as Exhibit 27 of this document.

(d)

Financial Data Schedule as Exhibit 27 of this document

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CERRITOS VALLEY BANCORP


   /s/ James N. Koury
   -----------------------------
   James N. Koury, Chief Executive Officer and President

Dated  May 19, 2000
     ---------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Paula-Rose Wihongi
   -----------------------------
   Paula-Rose Wihongi, Principal Financial Officer
   and Principal Accounting Officer

Dated  May 19, 2000
     ---------------------------