Form 10-Q
period 2000-06-30
CERRITOS VALLEY BANCORP
filed 2000-08-14
CIK 822371

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter ended June 30, 2000          Commission File No. 333-79193



                              CERRITOS VALLEY BANCORP
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          California                                            95-4216236
--------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    18300 Pioneer Blvd., Artesia CA                               90701
    (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:      (562) 403-6900
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

As of June 30, 2000, 999,670 shares of Registrant's no par value common stock were outstanding.

                            CERRITOS VALLEY BANCORP

                                     INDEX

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999                                                       1

         Consolidated Statements of Earnings for the three and six month
         periods ended June 30, 2000 and 1999                                                      3

         Consolidated Statement of Stockholders' Equity for the six month
         periods ended June 30, 2000 and 1999                                                      4

         Consolidated Statements of Cash Flows for the six month
         periods ended June 30, 2000 and 1999                                                      5

         Notes to Consolidated Financial Statements                                                7


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                 8


PART II.   OTHER INFORMATION

Item 1   Legal Proceedings                                                                        25

Item 2   Changes in Securities and Use of Proceeds                                                25

Item 3   Defaults upon Senior Securities                                                          25

Item 4   Submission of Matters to a Vote of Security Holders                                      25

Item 5   Other Information                                                                        25

Item 6   Exhibits to Consolidated Financial Statement Schedules and INDEX TO
         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                          26

                       Cerritos Valley Bancorp and Subsidiary

                               CONSOLIDATED BALANCE SHEETS







                     ASSETS

                                                             June 30,          December 31,                     Change
                                                         2000 (Unaudited)          1999              Amount             Percent
                                                         ----------------    ---------------     --------------         -------
Cash and due from banks                                  $     11,120,805    $     12,779,517    $  (1,658,712)         -12.98%
Federal funds sold                                              1,102,000           2,000,000         (898,000)         -44.90%
                                                         ----------------    ----------------    --------------
       Cash and cash equivalents                               12,222,805          14,779,517       (2,556,712)         -17.30%
Investment securities
    Available for sale                                         33,028,755          33,515,501         (486,746)          -1.45%
    Held to maturity - fair value of $3,343,718
    and $3,429,465 in 2000 and 1999, respectively               3,458,692           3,503,926          (45,234)          -1.29%
Loans receivable, net of allowance for loan losses
    of $1,493,857 and $1,277,141 in 2000 and
    1999, respectively                                         63,467,163          66,805,672       (3,338,509)          -5.00%
Bank premises and equipment                                     2,182,685           1,722,752          459,933           26.70%
Accrued interest receivable                                     1,031,228           1,072,048          (40,820)          -3.81%
Prepaid expenses and other assets                               7,039,934           5,452,383        1,587,551           29.12%
                                                         ----------------    ----------------    --------------
       Total assets                                      $    122,431,262    $    126,851,799    $  (4,420,537)          -3.48%
                                                         ================    ================    ==============


      The accompanying notes are an integral part of these statements.

                       Cerritos Valley Bancorp and Subsidiary

       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,           December 31,                     Change
                                                       2000 (Unaudited           1999                Amount             Percent
                                                       ----------------      ---------------     --------------         -------
Liabilities
    Deposits
       Checking noninterest-bearing                    $    32,204,584       $    35,789,486     $  (3,584,902)          -10.02%
       Checking interest-bearing and savings                21,357,140            23,497,164        (2,140,024)           -9.11%
       Money market accounts                                12,228,430            11,248,567           979,863             8.71%
       Time certificates of deposit under
          $100,000                                          14,650,266            13,363,696         1,286,570             9.63%
       Time certificates of deposit $100,000
          and over                                          17,031,880            17,765,391          (733,511)           -4.13%
                                                       ---------------       ---------------     --------------
             Total deposits                                 97,472,300           101,664,304        (4,192,004)           -4.12%

    FHLB advances                                           10,798,775            12,023,912        (1,225,137)          -10.19%
    Treasury, tax and loan                                   1,165,780               978,094           187,686            19.19%
    Obligations under capital lease                            220,189               229,885            (9,696)           -4.22%
    Accrued expenses and other liabilities                   2,284,642             1,999,344           285,298            14.27%
                                                       ---------------       ---------------     --------------
             Total liabilities                             111,941,686           116,895,539        (4,953,853)           -4.24%

Commitments and contingencies                                        -                     -                 -             0.00%

Stockholders' equity
    Contributed capital
       Common stock - authorized, 20,000,000
          shares, no par value; 999,670 and
          991,667 shares issued and outstanding
          in 2000 and 1999, respectively                     6,089,659             6,090,859            (1,200)           -0.02%
       Additional paid in capital stock -
          warrants                                           1,740,800             1,740,800                 -             0.00%
    Retained earnings                                        3,562,036             2,927,514           634,522            21.67%
    Accumulated other comprehensive income                    (902,919)             (802,913)         (100,006)
                                                       ---------------       ---------------
             Total stockholders' equity                     10,489,576             9,956,260           533,316             5.36%
                                                       ---------------       ---------------     --------------
             Total liabilities and
             stockholders' equity                      $   122,431,262       $   126,851,799     $  (4,420,537)           -3.48%
                                                       ===============       ===============     ==============

       The accompanying notes are an integral part of these statements.

                      Cerritos Valley Bancorp and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                                                       Three month period ending                Six month period  ended
                                                                June 30,                                 June 30,
                                                       2000                1999                 2000                1999
                                                 -----------------    ----------------    -----------------    ----------------
INTEREST REVENUES
     Loans                                          $   1,592,035       $   1,655,724        $   3,167,423        $  3,256,236
     Investment securities                                537,922             574,692            1,128,160           1,136,658
     Federal funds sold                                    49,780             107,153              118,477             202,748
     Other deposits                                           673               2,909                1,785               3,062
                                                 -----------------    ----------------    -----------------    ----------------
TOTAL INTEREST REVENUES                                 2,180,410           2,340,478            4,415,845           4,598,704

INTEREST EXPENSE
     Deposits                                             572,520             578,403            1,128,992           1,147,177
     FHLB borowings                                       166,498             170,771              331,858             359,582
     Other                                                 14,924              19,543               30,346              19,543
                                                 -----------------    ----------------    -----------------    ----------------
TOTAL INTEREST EXPENSE                                    753,942             768,717            1,491,196           1,526,302
                                                 -----------------    ----------------    -----------------    ----------------
NET INTEREST INCOME                                     1,426,468           1,571,761            2,924,649           3,072,402
PROVISION FOR LOAN LOSSES                                 242,000              45,000              257,000             130,000
                                                 -----------------    ----------------    -----------------    ----------------

NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                  1,184,468           1,526,761            2,667,649           2,942,402
NON INTEREST REVENUES
     Service charges on deposit accounts                  346,188             300,559              702,332             601,361
     Other service charges and income                     170,932             152,969              250,674             235,535
     Gain on sale of loans                                    400                 501                  801                 897
                                                 -----------------    ----------------    -----------------    ----------------
TOTAL NON INTEREST REVENUES                               517,520             454,029              953,807             837,793

NON INTEREST EXPENSE
     Employee                                             568,293             505,467            1,104,256           1,008,974
     Occupancy                                             82,650              90,405              171,413             180,146
     Other operating expense                              591,679             699,819            1,362,980           1,311,004
                                                 -----------------    ----------------    -----------------    ----------------

TOTAL NON INTEREST EXPENSE                              1,242,622           1,295,691            2,638,649           2,500,124
                                                 -----------------    ----------------    -----------------    ----------------


EARNINGS BEFORE INCOME TAXES                              459,366             685,099              982,807           1,280,071

INCOME TAX PROVISION                                      153,643             319,928              348,285             563,122
                                                 -----------------    ----------------    -----------------    ----------------
NET EARNINGS                                         $    305,723        $    365,171          $   634,522        $    716,949
                                                 =================    ================    =================    ================

Basic earnings per share                             $       0.31        $       0.37          $      0.63        $       0.72
                                                 =================    ================    =================    ================

Diluted earnings per share                           $       0.26        $       0.34          $      0.53        $       0.66
                                                 =================    ================    =================    ================

Basic weighted average shares outstanding                 999,805             993,334              999,840             993,334
                                                 =================    ================    =================    ================

Dilutive weighted average shares outstanding            1,197,520           1,079,361            1,197,554           1,079,361
                                                 =================    ================    =================    ================

        The accompanying notes are an integral part of these statements.

                      Cerritos Valley Bancorp and Subsidiary

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                              -------------------------------------------------------------------------------------
                                                                       For ther period ended June 30, 2000
                                              ------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                Number                      Additional        other
                                               of shares      Common      Paid in Capital comprehensive    Retained
                                              outstanding      stock        and warrants     income        Earnings      Total
                                              ------------ --------------  -------------- -------------  -----------  ------------
Balance - December 31, 1999                       999,875     $6,090,859      $1,740,800    $ (802,913)   $2,927,514  $ 9,956,260
   Common Stock Retired                              (205)        (1,200)                                                  (1,200)
Comprehensive income
   Net changes in unrealized gain on
      securities available for sale,
      net of tax benefit of $92,177                     -              -               -      (100,006)            -     (100,006)
   Net earnings for six months ended June
      30, 2000                                          -              -               -             -       634,522      634,522
                                                                                                                      ------------
      Comprehensive income                                                                                                534,516
                                              ------------ --------------  -------------- -------------  -----------  ------------
Balance - June 30, 2000                           999,670     $6,089,659      $1,740,800    $ (902,919)   $3,562,036  $10,489,576
                                              ============ ==============  ============== =============  ===========  ============

                                              --------------------------------------------------------------------------------------
                                                                       For ther period ended June 30, 1999
                                              ------------------------------------------------------------------------------------

                                                                                            Accumulated
                                                Number                      Additional         other
                                               of shares      Common      Paid in Capital  comprehensive    Retained
                                              outstanding      stock        and warrants      income        Earnings      Total
                                              ------------ --------------  -------------- --------------  ------------ -----------
Balance - December 31, 1998                       991,667    $ 6,540,813         $     -     $   27,591    $5,848,246  $12,416,650
Comprehensive income
   Net changes in unrealized gain on
      securities available for sale,
      net of tax benefit of $410,453                    -              -               -       (643,271)            -     (643,271)
   Net earnings for six months ended June
      30, 1999                                          -              -               -              -       716,949      716,949
                                                                                                                       -----------
      Comprehensive income                                                                                                  73,678
      Issuance of Stock                            10,000         60,000                                                    60,000
                                              ------------ --------------  -------------- --------------  ------------ ------------
Balance - June 30, 1999                         1,001,667     $6,600,813              $0      ($615,680)   $6,565,195  $12,550,328
                                              ============ ==============  ============== ==============  ============ ===========

           The accompanying notes are an integral part of this statement.

                     Cerritos Valley Bancorp and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   Six Month Ended June 30,
                                                                           -------------------------------------
                                                                                 2000               1999
                                                                           -----------------  ------------------
Cash flows from operatig activities:
      Net earnings                                                              $   634,522        $    716,949
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
           Net amortization/accretion of
             discount/premium on securities                                          (1,108)              1,208
      Depreciation                                                                  105,745             124,056
      Deferred income tax (benefit) expense                                         (92,398)           (355,542)
      Other (gains) and losses                                                         (802)                  -
      Principal payments from and sale of loans held for sale                             -             153,457
      Increase in interest receivable                                                40,820             (50,302)
      Net decrease (increase) in other assets                                    (2,111,829)            (85,569)
      Net increase in other liabilities                                             285,299             268,099
      Provision for loan losses                                                     257,000             130,000
                                                                           -----------------  ------------------

                     Net cash (used in) provided by operating activities           (882,751)            902,356

Cash flows from investing activities:
      Proceeds from maturities and principal collected
        on sale of securities:
           Available for sale                                                       486,746           8,112,570
           Held to maturity                                                          45,234           1,101,338
      Purchases of investment securities:
           Available for sale                                                             -          (4,495,781)
           Held to maturity                                                               -            (279,500)
      Net (increase) decrease in loans                                            3,082,310          (3,487,605)
      Purchases of premises and equipment                                           (47,900)            (27,450)
                                                                           -----------------  ------------------

                     Net cash provided by investing activities                    3,566,390             923,572


         The accompanying notes are an integral part of these statements.

                      Cerritos Valley Bancorp and Subsidiary

                                  (UNAUDITED)

                                                                                  Six months ended June 30,
                                                                           --------------------------------------
                                                                                 2000                1999
                                                                           ------------------  ------------------
Cash flows from financing activities:
      Net increase in interest and
           noninterest bearing accounts, savings and
            money market accounts                                              $  (4,745,062)      $   4,238,572
      Net (decrease) increase in time certificates of deposits                       553,058             406,081
      Payments made under capital lease obligations                                   (9,696)            (11,657)
      Net increase (decrease) in treasury, tax and loan note                         187,686           1,054,605
      Net (decrease) increase in FHLB advances                                    (1,225,137)          1,166,027
      Proceeds from issuance of stock                                                      -              60,000
      Payment for the retirement of capital stock                                     (1,200)                  -
                                                                           ------------------  ------------------

                     Net cash used in financing activities                        (5,240,351)          6,913,628
                                                                           ------------------  ------------------

                     Increase (decrease) in cash and cash equivalents             (2,556,712)          8,739,556

Cash and cash equivalents at beginning of year                                    14,779,517          15,063,342
                                                                           ------------------  ------------------

Cash and cash equivalents at end of year                                       $  12,222,805       $  23,802,898
                                                                           ==================  ==================

Supplemental disclosures of cash flow information

      Interest paid                                                            $   1,507,216       $   1,566,666
                                                                           ==================  ==================

      Income taxes paid                                                         $    297,000        $    434,500
                                                                           ==================  ==================

         The accompanying notes are an integral part of these statements.

                      Cerritos Valley Bancorp and Subsidiary

                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The financial position at June 30, 2000, and the results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2000. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 2.

Income (loss) per share is computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares used to compute basic earnings per share was 999,805 for the three months ended June 30, 2000 and 999,840 for the six months ended June 30, 2000. The weighted average number of shares used to compute basic earnings per share was 993,334 for the three and six months ended June 30, 1999.

On a diluted basis, and giving full effect to exercisable stock options, the weighted average number of shares used to compute diluted earnings per share was 1,197,520 for the three month period ended June 30, 2000 and 1,197,554 for the six month period ended June 30, 2000 and 1,079,361 for the three and six month periods ended June 30, 1999.

NOTE 3.

The Company's only subsidiary, Cerritos Valley Bank, ("Bank") is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. As of June 30, 2000, the Bank had $15,071,440 in unused commitments to extend credit and $595,000 in standby letters of credit. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is equivalent to the contractual or notional amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. When collateral is taken, the general policy is to secure loans by assets or stock of the borrower. Loans are expected to be repaid from cash flow or proceeds from sale of selected assets from the borrower.

NOTE 4.

The Bank is required to meet certain minimum risk-based and leverage capital standards promulgated by bank regulatory authorities. The ratios required under federal regulations mandate a minimum ratio of total qualifying capital risk-weighted assets of 8.0%, of which 4.0% must consists of Tier 1 capital (consisting primarily of common stock and retained earnings less intangibles.) As of June 30, 2000, Cerritos Valley Bancorp's Tier 1 risk-based capital ratio was 13.77%. The Bank's total Tier 1 and Tier 2 risk-based capital ratio was 15.02%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENT

Certain matters discussed in this Quarterly Report constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of The Exchange Act, which involve risks and uncertainties. These "forward-looking statements" relate to, among other things, operating results of Cerritos Valley Bancorp (the "Company") and its subsidiary, Cerritos Valley Bank (the "Bank"), level of problem credits, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision, the effect of governmental supervision on the Company, general or specific economic conditions, management results in resolving problem credits, the cost and other effects of legal and administrative proceedings, changes in accounting policies and practices or in the applications of such policies and practices, the effects of changes within the Company's organization, and any activities of parties with which the Company has an agreement or understanding. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. Reference should be made to the Company's audited Annual Report for the year ended December 31, 1999 on Form 10-K for a discussion of these factors.

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends to the financial condition, results of operations, and liquidity of the Cerritos Valley Bancorp and its subsidiary, Cerritos Valley Bank. The following tables and data set forth certain statistical information relating to the Company as of June 30, 2000, and for the six month period ended June 30, 2000 and June 30, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and financial statements and notes as of June 30, 2000, included herein and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, investment securities and other earning assets, and its cost of funds, consisting of interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to lesser extent service charges on deposit accounts and other non-interest income. In addition, the Company's operating expenses principally consist of salaries, wages and employee benefits, occupancy expenses, professional services, and other general economic and competitive conditions, particularly changes in interest rates and actions of regulatory authorities.

SUMMARY

Total assets decreased $4,420,537, or 3.48% from $126,851,799 as of December 31, 1999 to $122,421,262 as of June 30, 2000. Total loans were $63,467,163 and
$66,805,672 as of June 30, 2000 and December 31, 1999, respectively, a decrease of $3,338,509 or 5.00%. Deposits totaled $97,472,300 as of June 30, 2000, a
$4,192,004 or 4.12% decrease from the December 31, 1999 total of $101,664,304.

Non-performing assets, which include non-accrual loans, loans delinquent 90 days or more but still accruing interest were $3,070,000 at June 30, 2000, as compared to $1,868,000 at December 31, 1999. This increase was due to the classification of two loans to non-accrual during the first quarter of 2000. Non-performing loans as a percent of total loans increased from .75% at December 31, 1999 to 2.15% at June 30, 2000.

Net income for the six months period ended June 30, 2000 was $634,522 or $.63 per basic earnings per share and $.53 per diluted earnings per share, compared to net income of $716,949 or $.72 per basic earnings per share and $0.66 per diluted earnings per share, for the six months period ended June 30, 1999.

Provision for loan losses was $257,000 for the period ended June 30, 2000 and $130,000 for the same period ended June 30, 1999. The increase was the result of the identification of additional non-performing loans and classified assets.

Net interest income before provision for loan losses was $2,924,649 and $3,072,402 for the six months period ending June 30, 2000 and 1999, respectively. Non-interest income was $953,807 for the six months period ending June 30, 2000, as compared to $837,793 for the six months period ending June 30, 1999. Non-interest expense increased $138,525 to $2,638,649 for the six months period ending June 30, 2000 from $2,500,124 for the same period of 1999.

The following table sets forth certain important ratios for the Company for the periods indicated:

                                                         Six months ended June 30,
                                                   -------------------------------------
                                                      2000                     1999
                                                   ------------            -------------
Net earnings on average assets                           0.51%                    0.56%
                                                   ============            =============
Net earnings on average
    stockholders' equity                                 6.24%                    5.71%
                                                   ============            =============
Average stockholders' equity to
    average total assets                                 8.18%                    9.77%
                                                   ============            =============

The following explains in greater detail the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL CONDITION

Cerritos Valley Bancorp (the "Company"), holding company for Cerritos Valley Bank (the "Bank"), recorded net earnings of $305,723, or $0.31 basic earnings per share, for the three month period ended June 30, 2000, and $634,522 or $0.63 basic earnings per share for the six months period ended June 30, 2000. Compared with net earnings of $365,171, or $0.37 basic earnings per share, for the three month period ended June 30, 1999, and $716,949 or $0.72 basic earnings per share for the six months period ended June 30, 1999. The Company had diluted earnings per share for the six months period ended June 30, 2000 of $0.53 per share and $0.66 diluted earnings per share for the six months period ended June 30, 1999.

Premises

The Bank is leasing the property located at 12100 Firestone Boulevard, Norwalk, California. The standalone building situated on the property consists of 7,500 square feet. The lease was executed in 1978 and will expire in August 2001.

The Bank owns the branch office located at 3508 E. Florence Avenue, Huntington Park, California. The Bank purchased the building that houses the Huntington Park branch in 1995 from the FDIC when it acquired the branch. The building consists of 13,350 square feet of which the Huntington Park branch utilizes 4,797 square feet. The Bank leases the rest of the space to several tenants that are renting with terms from 2 to 5 years.

The Bank leases its Artesia branch office. The Artesia branch office is located at 18300 Pioneer Boulevard, Artesia, California in a two-story building. The first floor consists of 7,106 square feet and houses the Bank's Artesia branch office and the Bank's loan center. The second floor consists of 7,565 square feet and houses the administration offices of the Company and the Bank. The current lease on the first floor would have expired on July 16, 2002. The current lease on the second floor would have expired on July 16,

2004. During the first quarter of 2000, the Bank exercised its option to purchase the entire building. The purchase price of $1.25 million is expected to close escrow during the third quarter 2000.

The Bank also leases its Glendale branch office. The Glendale branch office is located at 411 N. Central Avenue, Glendale, California. The branch space at this site consists of approximately 3,500 square feet. The premises are leased for a term expiring on March 1, 2008.

Loans

The Bank engages in commercial lending to businesses, and although the Bank looks principally to borrowers' cash flow as the source of repayment, many commercial loans are real estate secured. The Bank also engages in real estate lending, including construction loans. The Bank's real estate and construction loans are concentrated geographically in Southern California. In addition to the collateralized position on its lending activities, all lending transactions are subject to the Bank's credit evaluation, underwriting criteria and monitoring standards.

The Bank is emphasizing loan growth in order to increase the size and quality of the loan portfolio. It is the intention of management to continue increasing the loan portfolio throughout the remainder of 2000, however, no assurance can be given that the Bank will be able to do so.

The following table sets forth the type and amount of loans outstanding in each category, the percent of total loans outstanding for each category and the allowance for the loan losses as of the dates indicated:

                                       June 30, 2000                   December 31, 1999
                                 ----------------------------    ----------------------------
                                     Amount      % of Total          Amount      % of Total
                                 -------------   ------------    --------------  ------------
Commercial                       $  30,511,542       46.92%       $  27,913,786      40.95%
Construction                         3,248,937        5.00%           6,487,052       9.52%
Real estate                         29,579,142       45.48%          31,241,895      45.83%
Installment                          1,692,056        2.60%           2,526,134       3.71%
                                 ----------------------------    ----------------------------
        Subtotal                    65,031,677      100.00%          68,168,867     100.00%

Less:
        Deferred loan fees             (70,657)                         (86,054)
        Allowance for loan
           losses                   (1,493,857)                      (1,277,141)
                                 ----------------                ---------------
Net loans                        $  63,467,163                     $ 66,805,672
                                 ================                ===============

Except as otherwise set forth in the table above, as of June 30, 2000, the Bank did not have any concentration of loans in any particular industry exceeding 10% of total loans outstanding.

The Company actively monitors maturities and repricing activities within its loan portfolio. Constructions loans decreased 50.08% during the period ended June 30, 2000 to $3,248,937 from $6,487,052 at December 31, 1999, as a result of scheduled maturities
and principal pay-downs. Real estate loans decreased 5.32% during the period ended June 30, 2000 to $29,579,142 from $31,241,895 at December 31, 1999, as a result of scheduled maturities and principal pay-downs.

In accordance with management's credit administration and regulatory policy, loans are placed on non-accrual status when the collection of principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

Non-performing loans increased 172% or $884,552 to $1,398,966 as of June 30, 2000, compared to $514,414 as of December 31, 1999. This increase relates primarily to the classification of two loans to a non-accrual status.

The following table sets forth information concerning non-performing assets, delinquent loans and loans 90 days or more past due and continuing to accrue and certain ratios as of the dates indicated:

                                                   June 30, 2000         December 31, 1999
                                              ---------------------   ---------------------
(dollars in thousands)
Nonperforming loans (1)                              $       1,399            $        514
Other real estate owned                                          -                       -
                                              ---------------------   ---------------------
        Total nonperforming assets                   $       1,399            $        514
                                              =====================   =====================

Accruing loans 90 days or more past due              $       1,677            $      1,354
                                              =====================   =====================

Nonperforming loans to total loans                           2.15%                   0.75%
Nonperforming assets
        to total loans                                       2.15%                   0.75%
        to total assets                                      1.14%                   0.41%

(1) Nonperforming loans and nonperforming assets do not include accruing loans 90 days or more past due.

The policy of the Bank is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard", "doubtful", and "loss". Substandard loans have one or more defined weaknesses and are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weakness deserving management's close attention.

Management is not aware of any other loans at June 30, 2000 where known credit problems of the borrower would cause the Bank to have serious doubts about the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being classified as non-performing loans at some future date. While the California economy appears to be still going strong, management cannot predict the effect the economy will have on the Bank's loan portfolio. Furthermore, the Bank's primary regulators review the loan portfolio as an integral part of their routine, periodic examinations which may affect the balance of the allowance for loan losses. Accordingly, there is no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, or have terms modified in the future.

Allowance for Loan Losses

The allowance for loan losses was $1,493,857 or 2.30% of loans outstanding at June 30, 2000, as compared to $1,277,141 or 1.87% of loans outstanding, at December 31, 1999.

Management has credit policies in place to monitor and control the level of loan losses and non-performing loans. The Bank's credit risk management policy provides for the maintenance of the allowance for loan losses at a level considered by management to be adequate to absorb estimated known and inherent losses in the existing portfolio, including commitments and standby letters of credit. The allowance for loan losses is established through charges to operations in the form of provisions for loan losses.

The allowance is based upon a regular review by management of current economic conditions, which might affect a borrower's ability to pay, collateral values, risk in and the composition of the loan portfolio, prior loss experience and industry averages. In addition, the Bank's primary regulators, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination. Loans that are deemed to be uncollectible are charged-off and deducted from the allowance. The provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

Management believes that the allowance for loan losses was adequate at June 30, 2000, to absorb known and inherent losses in the existing portfolio. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. While the California economy appears to be still performing well, management cannot predict the extent to which the economic environment may perform in the future or the full impact that such environment may have on the Bank's loan portfolio. A decline in the local economy would result in deterioration in the quality of the loan portfolio and high levels of non-performing assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Bank. Irrespective of a deterioration in economic conditions, it is possible that the Bank will be required to make additional provisions to the allowance for loan losses to absorb future losses, which could be material in amount and which could adversely affect the results of operations.

For the six months period ended June 30, 2000, the allowance for loan losses was increased by $216,716 as the result of a provision for the same period of $257,000 net of charge-offs in the amount of $40,284. The increase in allowance for loan losses was 14.51% and 3.09% for the six months period ending June 30, 2000 and year ended December 31, 1999, respectively.

The following table sets forth certain information regarding the allowance for loan losses:

                                                      June 30, 2000          December 31, 1999
                                                  ---------------------    --------------------

Balance at beginning of period                          $    1,277,141          $    1,237,680
Provision for loan losses                                      257,000                 240,000

Loan charge-offs                                               (53,923)               (225,747)
Recoveries on loans previously charged-off                      13,639                  25,208
                                                  ---------------------    --------------------
        Net charge-offs (recoveries)                           (40,284)               (200,539)
                                                  ---------------------    --------------------

Balance at end of period                                $    1,493,857          $    1,277,141
                                                  =====================    ====================

Loans outstanding at end of period                      $   64,961,019          $   68,168,867
Average loans outstanding during period                 $   65,689,571          $   65,745,280

Net charge-offs (recoveries) to average loans
        outstanding                                              0.06%                   0.31%

Allowance for loan losses:
        to total loans                                           2.30%                   1.87%
        to nonperforming loans                                 106.78%                 248.27%
        to nonperforming assets                                106.78%                 248.27%


Investment Securities

The Bank's investment portfolio provides investment income and serves as a source to meet liquidity needs.

Debt and equity securities are classified in one of three categories - held to maturity, available for sale or trading securities. For securities classified as held to maturity, the Bank must have the positive intent and ability to hold them to maturity. These securities are carried at amortized cost. Should the Bank wish to establish a trading portfolio, this would contain securities purchased and held principally for the purpose of selling them in the near term and would be carried at fair value with unrealized gains and losses included in the income statement. The available for sale portfolio contains securities not classified as held to maturity or trading and will be carried at fair value with unrealized gains or losses reported net of tax, as a separate component of stockholders' equity until realized.

At June 30, 2000, the Bank held $3,458,692 classified as held to maturity and $33,028,755 market value of securities classified as available for sale. The Banks does not have any securities classified as trading securities.

The net after tax unrealized loss from securities available for sale was $902,919 at June 30, 2000 as compared to an unrealized loss of $802,913 at December 31, 1999.

The following table sets forth the amortized cost and fair value of securities available for sale as of June 30, 1999 and December 31, 1999:


                                                          June 30, 2000
                                ------------------------------------------------------------------
                                  Amortized                                         Estimated
                                     cost            Gains          Losses          fair value
                                ---------------   ------------   --------------  -----------------
U.S. Treasury securities          $    498,807       $      -      $     1,777      $     497,030
Obligations of other U.S.
        Government agencies
        and corporations            26,323,895              -        1,080,856         25,243,039
Mortgage-backed securities           1,892,329              -           22,369          1,869,960
Obligations of state and
        political subdivisions       1,809,340          1,908           34,873          1,776,375
Corporate bonds                      4,034,756              -          392,405          3,642,351
                                ---------------   ------------   --------------  -----------------
                                  $ 34,559,127       $  1,908       $1,532,280      $  33,028,755
                                ===============   ============   ==============  =================

                                                          December 31, 1999
                                -----------------------------------------------------------------
                                  Amortized                                        Estimated
                                     cost           Gains          Losses         fair value
                                ---------------  -------------  -------------  ------------------
U.S. Treasury securities          $    497,853        $     -     $      508      $      497,345
Obligations of other U.S.
        Government agencies
        and corporations            26,406,357              -      1,034,314          25,372,043
Mortgage-backed securities           2,103,941              -         13,884           2,090,057
Obligations of state and
        political subdivisions       1,808,300            494         25,748           1,783,046
Corporate bonds                      4,037,237              -        264,227           3,773,010
                                ---------------  -------------  -------------  ------------------
                                  $ 34,853,688        $   494     $1,338,681       $  33,515,501
                                ===============  =============  =============  ==================

The amortized cost and fair value of securities held to maturity as of June 30, 2000 and December 31, 1999 are as follows:

                                                              June 30, 2000
                                --------------------------------------------------------------------
                                  Amortized                                          Estimated
                                     cost           Gains           Losses           fair value
                                ---------------  -------------  ---------------  -------------------
Obligations of other U.S.
        Government agencies
        and corporations           $ 2,000,000       $      0       $   97,939        $   1,902,061
Mortgage-backed securities             644,812            953           14,795              630,970
Obligations of state and
        political subdivisions         813,880         15,477           18,670              810,687
                                ---------------  -------------  ---------------  -------------------
                                   $ 3,458,692       $ 16,430       $  131,404        $   3,343,718
                                ===============  =============  ===============  ===================

                                                                December 31,  1999
                                      ----------------------------------------------------------------
                                        Amortized                                       Estimated
                                           cost           Gains         Losses         fair value
                                      ---------------  -------------  ------------  ------------------
Obligations of other U.S.
              Government agencies
              and corporations           $ 2,000,000         $    -      $ 71,772        $  1,928,228
Mortgage-backed securities                   680,124          2,666         2,629             680,161
Obligations of state and
              political subdivisions         823,802         14,133        16,860             821,075
                                      ---------------  -------------  ------------  ------------------
                                         $ 3,503,926       $ 16,799      $ 91,261        $  3,429,464
                                      ===============  =============  ============  ==================

During the six months ended June 30, 2000, and the six months ended June 30, 1999, there were no sales of available for sale securities.


Deposits

Deposits totaled $97,472,300 as of June 30, 2000, as compared to $101,664,304 as of December 31, 1999. The decrease in deposits of $4,192,004, or 4.12%, is attributable to a decrease in higher rate time deposits as well as a decrease in non-interest bearing demand deposits and interest bearing demand deposits. Time deposits with balances less than $100,000 increased from $13,363,696 as of December 31, 1999,to $14,650,266 as of June 30, 2000. The Bank is actively pursuing the acquisition of new deposit relationships.

At June 30, 2000 and December 31, 1999, the Bank had no brokered deposits.

The following table sets forth information regarding the amount of deposits by category and the percentage of each category to all deposits as of June 30, 2000 and December 31, 1999:

                                                           June 30, 2000                  December 31,  1999
                                                   ------------------------------  ------------------------------
                                                       Amount        % of Total         Amount        % of Total
                                                   ----------------  ------------  -----------------  -----------
Checking noninterest                                  $ 32,204,584        33.04%       $ 35,789,486       35.20%
Checking interest-bearing and savings                   21,357,140        21.91%         23,497,164       23.11%
Money market accounts                                   12,228,430        12.55%         11,248,567       11.06%
Time certificates of deposit under $100,000             14,650,266        15.03%         13,363,696       13.14%
Time certificates of deposit $100,000 and over          17,031,880        17.47%         17,765,391       17.47%
                                                   ----------------  ------------  ----------------   -----------
                                                      $ 97,472,300        100.00%      $101,664,304       100.00%
                                                   ===============   ============  ================   ===========

Capital

The Federal Reserve Bank (the "FRB"), the Company's, and the Bank's, primary regulator, has established minimum leverage ratio guidelines. For institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirements.

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

The Federal Deposit Insurance Act of 1991 contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of June 30, 2000.

                                                                    Ratios for Well           Ratios for Adequately
                                          Actual                  Capitalized Purposes         Capitalized Purposes
                              -------------------------------  ---------------------------  ---------------------------
(dollars in thousands)          Amount           Ratio           Amount          Ratio        Amount          Ratio
                              ------------  -----------------  ------------   ------------  ------------   ------------
Company
     Leverage                    $ 11,369              9.13%      $  6,223          5.00%      $  4,979          4.00%
     Tier 1 risk-based           $ 11,369             13.77%         4,955          6.00%         3,303          4.00%
     Total risk-based              12,402             15.02%         8,259         10.00%         6,607          8.00%

Bank
     Leverage                    $ 11,369              9.14%      $  6,221          5.00%      $  4,977          4.00%
     Tier 1 risk-based             11,369             13.77%         4,953          6.00%         3,302          4.00%
     Total risk-based              12,402             15.02%         8,255         10.00%         6,604          8.00%

As indicated in the above table, the Company and the Bank have exceeded all applicable regulatory capital guidelines at June 30, 2000. The Company's management believes that, under the current regulations, the Company and the Bank will continue to meet its minimum capital requirements in the foreseeable future.

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

If the Commissioner of the Department of Financial Institutions finds that the shareholders' equity of a bank is not adequate or that the payment of a dividend would be unsafe or unsound for the bank, the Commissioner of the Department of Financial Institutions may order the bank not to a pay dividend to the shareholders. In addition, the Bank, as a state-chartered bank, is also subject to dividend restrictions set forth by the Federal Reserve Bank.

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors the liquidity position continuously in relation to trends of loans and deposits for short term and long term requirements. Liquid assets are monitored on a daily basis to assure sufficiency of readily marketable assets and access to short term funding sources. The Bank has several federal funds borrowing lines, which would enable the Bank to borrow on an unsecured basis from a non-affiliated financial institution. The Bank also has a line of credit, secured by selected investment securities in the amount of $2,000,000 with the Federal Reserve Bank of San Francisco at their Loan & Discount Window. In addition, the Bank has a line of credit, secured by selected investment securities and pledged loans in the amount of $16,851,000 with an available amount of $6,052,000 with the Federal Home Loan Bank of San Francisco.

The Bank's primary sources of liquidity are federal funds sold, unpledged marketable securities, borrowing capacity from the Federal Home Loan Bank and cash and due from banks. The Bank's liquidity ratio (the sum of liquid assets divided by net deposits) was 23.51% as of June 30, 2000, as compared to 35.48% as of December 31, 1999. The decrease of 11.97% from December 31, 1999 to June 30, 2000 was a result of decreased deposits. Deposits decreased $4,192,004 to $97,432,300 as of June 30, 2000, from $101,644,304, as of December 31, 1999.
Management also monitors and controls the loan to deposit ratio to ensure that the ratio remains within policy limits. At June 30, 2000 and December 31, 1999, the loan to deposit ratios were 64.94% and 66.35%, respectively.

For the six months ended June 30, 2000, federal funds sold average balance was $4,805.225 compared to $8,852,376 for the six months ended June 30, 1999, a decrease of 45.7%. In addition, securities in the available for sale portfolio can be sold in response to liquidity needs or used as collateral for advances from the Federal Home Loan Bank. Securities held to maturity are available for liquidity needs primarily as collateral. The fair value of securities available for sale and held to maturity at June 30, 2000 were $33,028,755 and $3,458,692, respectively.

RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $305,723 for the three month period ended June 30, as compared to net earnings of $365,171 for the three month period ended June 30,1999. The Company reported consolidated net earnings of $634,522 for the six months period ended June 30, 2000, as compared to $716,949 for the six months period ended June 30, 1999. Basic earnings per share for the three month period ended June 30, 2000 and 1999 were $0.31 and $0.37, respectively. Basic earnings per share for the six months period ended June 30, 2000 and 1999, were $0.63 and $0.72, respectively. On a fully diluted basis, the earnings per share for the six months period ended June 30, 2000 was $0.53, as compared to $0.66 for the same period ended June 30, 1999.

Net Interest Income

Net interest income is the major source of operating income of the Bank. Net interest income is the difference between the interest income from earning assets and the interest paid on interest bearing liabilities. Net interest income before provision for loan losses was $2,924,649 for the six months period ended June 30, 2000, and $3,072,402 for the six months period ended June 30, 1999. The average cost of funds was 3.83% and 3.80% for the six months period ended June 30, 2000 and 1999, respectively. Average loans outstanding were $65,767,000 and $65,685,000 for the six months period ended June 30, 2000 and 1999, respectively. Average investments, including Federal Funds sold, were $42,045,000 and $49,111,000 for the six months ended June 30, 2000 and 1999, respectively.

The preponderance of loans and investments earn interest at rates which vary with reference to the published rate charged by money center banks to their best customers (Prime Rate). During the first six months of 2000, the Prime Rate, or the Bank's reference rate, averaged 9.96%, which compares to 9.50% during the first six months of 1999. Average earning assets were $107,812,000 and $114,890,000 for the six months period ending June 30, 2000 and 1999, respectively. Non-performing assets, a non-earning asset, adversely impacted this average for the six months period ending June 30, 2000.

Interest expense decreased during the first six months of 2000 to $1,491,196, as compared to $1,526,302 for the like period in 1999. The average rate paid on interest bearing deposits was 3.44% and 3.39% for the six months ended June 30, 2000 and 1999, respectively. Average interest bearing deposits were $67,571,000 and $67,642,000 for the six months period ending June 30, 2000 and 1999, respectively. Thus, the decrease in interest expense was attributable to a decrease in interest bearing deposits.

As a result of the foregoing, the net interest margin and the net interest earned as a percentage of average earnings were as follows for the period indicated:

                                                     Three months ended             Six months ended
                                                         June 30,                        June 30,
                                               -----------------------------   -----------------------------
                                                   2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------
Net interest margin                                   4.40%           4.49%           4.40%           4.27%
Net interest income earned as a
percentage of average earning assets                  5.39%           5.62%           5.43%           5.35%

The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 2000 and 1999.

                                                  Six months ended                       Six months ended
                                                   June 30, 2000                              June 30, 1999
                                          Average     Yield/                     Average     Yield/
(dollars in thousands)                    Balance      Rate      Interest        Balance      Rate      Interest
                                         ---------  --------    ----------      ---------  --------    ---------
Assets
Interest-earning assets:
     Securities                            $ 37,960       5.99%     $ 1,131       $ 40,259       5.70%     $ 1,137
     Loans                                   65,767       9.68%       3,167         65,685      10.00%       3,256
     Federal funds sold                       4,085       5.81%         118          8,852       4.61%         203
     Interest-earning deposits                    -       0.00%           -             95       6.37%           3
                                         -----------            ---------------------------            ------------
         Total interest-earning assets      107,812       8.24%       4,416        114,891       8.07%       4,599
                                         -----------            ---------------------------            ------------

Deferred loan fees                              (77)                                  (101)
Allowance for loan losses                    (1,270)                                (1,207)
Noninterest-earning assets
     Cash and due from banks                  9,988                                  9,012
     Premises and equipment                   1,872                                  1,879
     Other assets                             6,101                                  4,058
                                         -----------                            -----------
         Total assets                     $ 124,426                              $ 128,532
                                         ===========                            ===========


Liabilities and Shareholders' Equity
Interest-bearing liabilities
      Interest-bearing demand deposits     $ 12,001       1.49%          89       $ 11,583       1.46%        84
     Savings and money market deposits       22,494       2.50%         280         22,248       2.23%       246
     Time deposits under $100,000            15,039       4.77%         357         15,039       5.06%       377
     Time deposits over $100,000             16,037       5.05%         403         18,772       4.73%       440
     Othr borrowings - FHLB                  11,881       5.62%         332         12,712       5.69%       359
     Capital lease & TT&L & Other               784       7.70%          30            643       6.28%        20
                                         -----------            ---------------------------            ------------
                                             78,236       3.83%       1,491         80,997       3.80%     1,526
                                         -----------            ---------------------------            ------------
Noninterest-bearing liabilities
      Noninterest-bearing demand
        deposits                             33,721                                 33,094
      Other liabilites                        2,293                                  1,879
     Shareholders' equity                    10,176                                 12,562
                                         -----------                            -----------
         Total liabilities and
           shareholders' equity          $  124,426                              $ 128,532
                                         ===========                            ===========
                                                          5.43%     $ 2,925                      5.35%     $ 3,073
                                                    ========================               ========================

Provision for Loan Losses

The provision for loan losses creates an allowance for potential losses in the loan portfolio. These provisions increase the allowance for loan losses.

For the six months period ended June 30, 2000, the provision for loan losses was $257,000 as compared to $130,000, for the six months period ended June 30, 1999.

Management believes that the allowance for loan losses at June 30, 2000 was adequate to absorb known and inherent risks in the loan portfolio. However, no assurances can be given that the changes in economic conditions or other factors will not lead to a higher amount of problem loans, provision for loan losses, or charge-offs. Moreover, under certain circumstances, it is possible that additional provisions to the allowance could be required in the future.

For further information on non-performing and classified loans, the allowance for loan losses, and the resulting effect on results of operations, see Financial Condition--Allowance for Loan Losses, and Financial
Condition---Non-performing Assets.

Non-interest Revenue

For six months ended June 30, 2000, non-interest revenue totaled $953,807 compared to $837,793 for the same period in 1999. The increase was primarily related to an increase in service charges on deposit accounts and other service charge and income.

Non-interest Expense

Non-interest expenses for the six months ended June 30, 2000, increased to $2,638,649 or 5.54%, from $2,500,124 for the same period in 1999. The increase occurred primarily in other operating expenses, which includes Professional expense categories and employee expense.

The increase in Professional expense category is primarily in legal fees and other professional fees, which increased $192,830 from $137,721 for the six months ended June 30, 1999 to $330,551 for the same period in 2000. The increase in legal is primarily due to litigation arising from credit resolution.

Income Taxes

For the six months ended June 30, 2000, the provision for income taxes was $348,285 compared to $563,122 for the same period in 1999.

ASSET/LIABILITY MANAGEMENT

The Bank's policy is to match the level of rate sensitive assets to rate sensitive liabilities within limited ranges, thereby reducing the exposure to interest rate fluctuations. While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the difference in the amounts of the Bank's rate sensitive assets and rate sensitive liabilities. The differences, or "gaps", provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment, and may reduce earnings when interest rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, referred to as a "negative gap", it indicates that a greater volume of liabilities than assets will reprice during the period. In this case a rising interest rate environment may reduce earnings and declining interest rates may enhance earnings. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of responsiveness as well as to the extent of responsiveness to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity. At June 30, 2000 there were no material mismatches of rate sensitive assets and rate sensitive liabilities within these limited ranges.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rates risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. The Bank does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing of otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Bank has a negative gap measured with 12 months period. From one year and beyond, the negative gap changes to a positive gap. In addition, the Bank uses interest rate shock analysis to estimate the effect of certain hypothetical rate changes on income and capital on a present value basis. The Bank uses an internal reference rate index to price its loans. This reference rate is not automatically adjusted when the Wall Street prime rate is lowered. As a result, the Bank does not pay any broker to obtain deposits and therefore is able to price its deposit below competitive prices. Based upon the Bank's shock analysis, net interest income is expected to rise with increasing rates and fall with declining rates.

The Bank's positive gap after one year is the result of the majority of investments having terms greater than one year on the asset side. Also, approximately 48.9%of its loan portfolio reprices and matures over a 1year period. On the liability side, the majority of the Bank's time deposits have an average term life of less than 1 year while savings accounts, NOW accounts and money market accounts are recorded for gap analysis in the next day to three month category because they do not have a contractual maturity date. The borrowings from the Federal Home Loan Bank have an average term life greater than three years.

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

The following table sets forth the distribution of repricing opportunities of the Bank's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, i.e. interest rate sensitive assets less interest rate sensitive liabilities, the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of June 30, 2000. The table also sets forth the time periods within which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rates relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                                                         March 31, 2000
                                                               -----------------------------------------------------------
                                                                               Over
                                                                              Three
                                                                              Months       Over
                                                                Next Day     Through     One Year      Over
                                                                to Three      Twelve      Through      Five
(dollars in thousands)                                           Months       Months     Five Years    Years       Total
                                                                --------     --------   -----------    ------     -------
ASSETS:
Federal funds sold                                              $  1,102      $     -     $     -     $     -     $  1,102
Taxable investment securities                                      2,170        2,113      22,464       8,400       35,147
Nontaxable investment securities                                       -          100         981       1,270        2,351

Loans (1)                                                         30,468          612       8,540      23,941       63,561
                                                                 -------      -------     -------    --------     --------
                     Total interest-earning assets                33,740        2,825      31,985      33,611      102,161

LIABILITIES:
Savings deposits (2)                                              33,585                                    -       33,585
Time deposits                                                     17,292       13,558         839           -       31,689
Other borrowed funds                                               1,166            -       4,645       6,375       12,186
                                                                 -------      -------    --------    --------     --------
                     Total interest-bearing liabilities           52,043       13,558       5,484       6,375       77,460
                                                                 -------      -------    --------    --------     --------
Net (interest-bearing liabilities)
                                  interest-earning assets       $(18,303)    $(10,733)   $ 26,501    $ 27,236     $ 24,701
                                                                ========     ========    ========    ========     ========
Cumulative net (interest-bearing
                                  liabilities) interest-
                                  earning assets (GAP)          $(18,303)    $(29,036)   $ 15,768    $ 53,737     $ 51,937
                                                                ========     ========    ========    ========     ========
Cumulative GAP as a
                                  percentage of total
                                  interest-earning assets        -54.25%    -1027.82%      49.30%     159.88%       50.84%
                                                                 =======    =========      ======     =======       ======

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

     11. Statement re: computation of per share earnings is included in Part I
     Item 1 Notes to Interim Consolidated Financial Statements and Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Registration Statement

     21. Sole Subsidiary of the Registrant is Cerritos Valley Bank, a California state-chartered banking corporation.

(b)
Reports on Form 8K. None filed during the reporting period, 2nd quarter 2000.

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

Dated  August 14, 2000
     ---------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paula-Rose Wihongi
   -----------------------------
   Paula-Rose Wihongi, Principal Financial Officer
   and Principal Accounting Officer

Dated  August 14, 2000
     ---------------------------