Form 10-Q
period 2000-09-30
CERRITOS VALLEY BANCORP
filed 2000-11-14
CIK 822371

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter ended September 30, 2000     Commission File No. 333-79193



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

As of September 30, 2000, 999,670 shares of Registrant's no par value common stock were outstanding.




                             CERRITOS VALLEY BANCORP

                                      INDEX

                                                                                                 PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2000 and December 31, 1999                                                  3

         Consolidated Statements of Earnings for the three and nine month
         periods ended September 30, 2000 and 1999                                                 5

         Consolidated Statements of Cash Flows for the nine month periods ended
         September 30, 2000 and 1999                                                               7

         Notes to Consolidated Financial Statements                                                9


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                11



PART II.   OTHER INFORMATION

Item 1   Legal Proceedings                                                                        28

Item 2   Changes in Securities and Use of Proceeds                                                28

Item 3   Defaults upon Senior Securities                                                          28

Item 4   Submission of Matters to a Vote of Security Holders                                      28

Item 5   Other Information                                                                        28

Item 6   Exhibits to Consolidated Financial Statement Schedules and INDEX TO
         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                          29


                     Cerritos Valley Bancorp and Subsidiary

                           CONSOLIDATED BALANCE SHEETS




                     ASSETS
                                                            September 30,         December 31,              Change
                                                           2000 (Unaudited)          1999            Amount         Percent
                                                           ----------------       -----------        ------         -------

Cash and due from banks                                       $10,079,802         $12,779,517     $(2,699,715)       -21.13%
Federal funds sold                                              4,310,000           2,000,000       2,310,000        115.50%
                                                                ---------           ---------       ---------

       Cash and cash equivalents                               14,389,802          14,779,517        (389,715)        -2.64%

Investment securities
    Available for sale                                         33,170,615          33,515,501        (344,886)        -1.03%
    Held to maturity - fair value of $3,280,535 and
       $3,429,465 in 2000 and 1999, respectively                3,342,044           3,503,926        (161,882)        -4.62%
Loans receivable, net of allowance for loan losses
    of $1,359,044 and $1,277,141 in 2000 and
    1999, respectively                                         63,765,546          66,805,672      (3,040,126)        -4.55%
Bank premises and equipment                                     3,426,196           1,722,752       1,703,444         98.88%
Accrued interest receivable                                     1,039,622           1,072,048         (32,426)        -3.02%
Prepaid expenses and other assets                               7,515,775           5,452,383       2,063,392         37.84%
                                                                ---------           ---------        ---------

       Total assets                                           $126,649,600        $126,851,799    $  (202,199)        -0.16%
                                                              ============        ============    ============


        The accompanying notes are an integral part of these statements.



                     Cerritos Valley Bancorp and Subsidiary

                     CONSOLIDATED BALANCE SHEETS - CONTINUED


      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      September 30,          December 31,                            Change
                                                     2000 (Unaudited)            1999              Amount            Percent
                                                    -------------------   ------------------   ---------------   ---------------
Liabilities
    Deposits
       Checking noninterest-bearing                       $ 34,905,005          $ 35,789,486        $ (884,481)           -2.47%
       Checking interest-bearing and savings                21,985,072            23,497,164        (1,512,092)           -6.44%
       Money market accounts                                12,670,264            11,248,567         1,421,697            12.64%
       Time certificates of deposit
        under $100,000                                      13,661,924            13,363,696           298,228             2.23%
       Time certificates of deposit
        $100,000 and over                                   18,273,531            17,765,391           508,140             2.86%
                                                    -------------------   -------------------  ----------------

             Total deposits                                101,495,796           101,664,304          (168,508)           -0.17%

    FHLB advances                                           10,683,435            12,023,912        (1,340,477)          -11.15%
    Treasury, tax and loan                                     858,988               978,094          (119,106)          -12.18%
    Obligations under capital lease                            215,180               229,885           (14,705)           -6.40%
    Accrued expenses and other liabilities                   2,285,681             1,999,344           286,337            14.32%
                                                    -------------------   -------------------  ----------------

             Total liabilities                             115,539,080           116,895,539        (1,356,459)           -1.16%

Commitments and contingencies                                        -                     -                 -             0.00%

Stockholders' equity
    Contributed capital
       Common stock - authorized, 20,000,000
        shares, no par value; 999,670 and 999,875
        shares issued and outstanding in 2000
        and 1999, respectively                               6,089,659             6,090,859            (1,200)           -0.02%
       Additional paid in capital stock - warrants           1,740,800             1,740,800                 -             0.00%
    Retained earnings                                        3,935,885             2,927,514         1,008,371            34.44%
    Accumulated other comprehensive income                    (655,824)             (802,913)          147,089           -18.32%
                                                    -------------------   -------------------  ----------------

             Total stockholders' equity                     11,110,520             9,956,260         1,154,260            11.59%
                                                    -------------------   -------------------  ----------------

             Total liabilities and stockholders'         $ 126,649,600         $ 126,851,799        $ (202,199)           -0.16%
              equity                                ===================   ===================  ================


        The accompanying notes are an integral part of these statements.


                     Cerritos Valley Bancorp and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                               Three month period ending            Nine month period ended
                                                                      September 30,                       September 30,
                                                                2000                1999            2000                1999
                                                           --------------   -------------          -----------   ------------

INTEREST REVENUES
     Loans                                                   $1,519,679        $1,677,131        $4,687,102        $4,933,367
     Investment securities                                      554,925           594,723         1,683,085         1,755,014
     Federal funds sold                                          82,774           179,380           201,252           382,128
     Other deposits                                                 458             1,557             2,242             4,619
                                                             ----------        ----------        ----------        ----------
TOTAL INTEREST REVENUES                                       2,157,836         2,452,791         6,573,681         7,075,128
INTEREST EXPENSE
     Deposits                                                   621,739           588,322         1,750,731         1,735,500
     FHLB borowings                                             148,436           181,011           490,294           540,593
     Other                                                       20,906            12,738            41,251            32,282
                                                             ----------        ----------        ----------        ----------
TOTAL INTEREST EXPENSE                                          791,081           782,071         2,282,276         2,308,375
                                                             ----------        ----------        ----------        ----------
NET INTEREST INCOME                                           1,366,755         1,670,720         4,291,405         4,766,753
PROVISION FOR LOAN LOSSES                                             -                 -           257,000           130,000
                                                             ----------        ----------        ----------        ----------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                        1,366,755         1,670,720         4,034,405         4,636,753
NON INTEREST REVENUES
     Service charges on deposit accounts                        352,171           295,874         1,054,503           897,235
     Other service charges and income                           119,194            96,445           369,867           308,347
     Gain on sale of loans                                          405               365             1,207             1,262
                                                             ----------        ----------        ----------        ----------
TOTAL NON INTEREST REVENUES                                     471,770           392,684         1,425,577         1,206,844
NON INTEREST EXPENSE
     Employee                                                   559,054           628,879         1,663,310         1,637,853
     Occupancy                                                   95,266            89,414           266,680           269,558
     Other operating expense                                    581,341           487,521         1,944,321         1,798,526
                                                             ----------        ----------        ----------        ----------
TOTAL NON INTEREST EXPENSE                                    1,235,661         1,205,814         3,874,311         3,705,937
                                                             ----------        ----------        ----------        ----------

EARNINGS BEFORE INCOME TAXES                                    602,864           857,590         1,585,671         2,137,660
INCOME TAX PROVISION                                            229,015           311,782           577,300           874,904
                                                             ----------        ----------        ----------        ----------
NET EARNINGS                                                 $  373,849        $  545,808        $1,008,371        $1,262,756
                                                             ==========        ==========        ==========        ==========

Basic earnings per share                                     $     0.37        $     0.55        $     1.01        $     1.27
                                                             ==========        ==========        ==========        ==========

Diluted earnings per share                                   $     0.31        $     0.51        $     0.84        $     1.19
                                                             ==========        ==========        ==========        ==========

Basic weighted average shares outstanding                       999,670         1,000,753           999,852           996,854
                                                             ==========        ==========        ==========        ==========

Dilutive weighted average shares outstanding                  1,197,384         1,063,292         1,197,566         1,062,700
                                                             ==========        ==========        ==========        ==========

        The accompanying notes are an integral part of these statements.


                     Cerritos Valley Bancorp and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                ----------------------------------------------------------------------------
                                                                        For the period ended September 30, 2000
                                                -----------------------------------------------------------------------------

                                                                                                 Accumulated
                                                   Number                        Additional         other
                                                  of shares        Common       Paid in Capital comprehensive      Retained
                                                 outstanding       stock        and warrants       income          Earnings
                                                -------------  --------------  --------------  ---------------   ------------
Balance - December 31, 1999                          999,875     $ 6,090,859     $ 1,740,800       $ (802,913)   $ 2,927,514
Comprehensive income
   Net changes in unrealized gain on
    securities available for sale,
    net of tax benefit of $79,533                          -               -               -          147,089              -
   Net earnings for nine months ended
    September 30, 2000                                     -               -               -                -      1,008,371
    Comprehensive income
   Common Stock retired                                 (205)         (1,200)
                                                -------------  --------------  --------------  ---------------   ------------
Balance - September 30, 2000                         999,670     $ 6,089,659     $ 1,740,800       $ (655,824)   $ 3,935,885
                                                =============  ==============  ==============  ===============   ============


                                                -----------------------------------------------------------------------------
                                                                        For the period ended September 30, 1999
                                                -----------------------------------------------------------------------------

                                                                                                 Accumulated
                                                   Number                        Additional         other
                                                  of shares        Common       Paid in Capital comprehensive      Retained
                                                 outstanding       stock        and warrants       income          Earnings
                                                -------------  --------------  --------------  ---------------   ------------
Balance - December 31, 1998                          991,667     $ 6,540,813     $         -         $ 27,591    $ 5,848,246
Comprehensive income
   Net changes in unrealized gain on
    securities available for sale, net
    of tax benefit of $410,453                             -               -               -         (666,956)             -
   Net earnings for nine months ended
    September 30, 1999                                     -               -               -                -      1,262,756
    Comprehensive income
Stock options exercised                               11,000          84,567               -                -              -
Redemption of stock and deemed dividend             (548,688)    (11,149,340)              -                -     (4,505,540)
Issuance of stock and warrants (net of
 issuance costs of $384,371)                         543,959      10,674,829       1,740,800                -              -
                                                -------------  --------------  --------------  ---------------   ------------
Balance - September 30, 1999                         997,938     $ 6,150,869     $ 1,740,800       $ (639,365)   $ 2,605,462
                                                =============  ==============  ==============  ===============   ============


         The accompanying notes are an integral part of this statement.


                     Cerritos Valley Bancorp and Subsidiary

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine months ended September 30,
                                                                           -------------------------------------
                                                                                 2000               1999
                                                                           -----------------  ------------------
Cash flows from operatig activities:
      Net earnings                                                              $ 1,008,371         $ 1,262,756
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
           Net amortization/accretion of
             discount/premium on securities                                             161              (3,354)
      Depreciation                                                                  183,329             193,381
      Deferred income tax (benefit) expense                                          79,312            (371,332)
      Other (gains) and losses                                                       (1,207)             (1,202)
      Principal payments from and sale of loans held for sale                             -             156,744
      Decrease (Increase) in interest receivable                                     32,426            (245,686)
      Net decrease (increase) in other assets                                    (1,995,777)            (57,431)
      Net increase in other liabilities                                             286,337             296,754
      Provision for loan losses                                                     257,000             130,000
                                                                           -----------------  ------------------

                     Net cash (used in) provided by operating activities           (150,048)          1,360,630

Cash flows from investing activities:
      Proceeds from maturities and principal collected
        on sale of securities:
           Available for sale                                                       344,886           8,926,663
           Held to maturity                                                         161,882           1,374,451
      Purchases of investment securities:
           Available for sale                                                             -          (4,466,281)
           Held to maturity                                                               -          (3,178,226)
      Net decrease (increase)  in loans                                           2,784,333          (2,107,183)
      Purchases of premises and equipment                                        (1,886,773)            (40,790)
      Proceeds from sale of bank equipment                                                -                   -
                                                                           -----------------  ------------------

                     Net cash provided by investing activities                    1,404,328             508,634


        The accompanying notes are an integral part of these statements.


                     Cerritos Valley Bancorp and Subsidiary

                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                           --------------------------------------
                                                                                 2000                1999
                                                                           ------------------  ------------------
Cash flows from financing activities:
      Net (decrease) increase in interest and
           noninterest bearing accounts, savings and
            money market accounts                                                 $ (974,875)       $ 17,875,311
      Net increase (decrease) in time certificates of deposits                       806,368            (896,295)
      Payments made under capital lease obligations                                  (14,705)            (16,227)
      Net decrease in in treasury, tax and loan note                                (119,106)           (517,065)
      Net (decrease) increase in FHLB advances                                    (1,340,477)          1,217,099
      Proceeds from issuance of stock and warrants,
           net of issuance costs of $384,371                                               -          12,415,629
      Payment for the redemption of stock and deemed dividend                              -         (15,654,880)
      Proceeds from the exercise of stock options                                          -              84,567
      Payment for the retirement of capital stock                                     (1,200)                  -
                                                                           ------------------  ------------------

                     Net cash (used in) provided by financing activities          (1,643,995)         14,508,139
                                                                           ------------------  ------------------

                     (Decrease) increase in cash and cash equivalents               (389,715)         16,377,403

Cash and cash equivalents at beginning of year                                    14,779,517          15,063,342
                                                                           ------------------  ------------------

Cash and cash equivalents at end of year                                        $ 14,389,802        $ 31,440,745
                                                                           ------------------  ------------------

Supplemental disclosures of cash flow information

      Interest paid                                                              $ 2,246,254         $ 2,332,877
                                                                           ==================  ==================

      Income taxes paid                                                            $ 663,000         $ 1,108,600
                                                                           ==================  ==================

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

The financial position at September 30, 2000, and the results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the full year ending December 31, 2000. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE 2.

Earnings per share is computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares used to compute basic earnings per share was 999,670 for the three months ended September 30, 2000 and 999,852 for the nine months ended September 30, 2000. The weighted average number of shares used to compute basic earnings per share was 1,000,753 and 996,854 for the three and nine months ended September 30, 1999, respectively.

On a diluted basis, and giving full effect to exercisable stock options, the weighted average number of shares used to compute diluted earnings per share was 1,197,384 for the three month period ended September 30, 2000 and 1,197,566 for the nine month period ended September 30, 2000 and 1,063,292 and 1,062,700 for the three and nine month periods ended September 30, 1999, respectively.

NOTE 3.

The Company's only subsidiary, Cerritos Valley Bank, (the "Bank") is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. As of September 30, 2000, the Bank had $12,981,969 in unused commitments to extend credit which includes $665,000 in standby letters of credit. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is equivalent to the contractual or notional amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. When collateral is taken, the general policy is to secure loans by assets or stock of the borrower. Loans are expected to be repaid from cash flow or proceeds from sale of selected assets from the borrower.

NOTE 4.

The Bank is required to meet certain minimum risk-based and leverage capital standards promulgated by bank regulatory authorities. The ratios required under federal regulations mandate a minimum ratio of total qualifying capital risk-weighted assets of 8.0%, of which 4.0% must consist of Tier 1 capital (consisting primarily of common stock and retained earnings less intangibles.) As of September 30, 2000, Cerritos Valley Bancorp's Tier 1 risk-based capital ratio was 13.57%. The Bancorp's total Tier 1 and Tier 2 risk-based capital ratio was 14.82%.

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

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a better understanding of the material changes in trends to the financial condition, results of operations, and liquidity of the Cerritos Valley Bancorp and its subsidiary, Cerritos Valley Bank. The following tables and data set forth certain statistical information relating to the Company as of September 30, 2000, and for the nine month periods ended September 30, 2000 and September 30, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and financial statements and notes as of September 30, 2000, included herein and the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

SUMMARY

Total assets decreased $202,199, or .16% from $126,851,799 as of December 31, 1999 to $126,649,600 as of September 30, 2000. Total loans were $63,765,546 and
$66,805,672 as of September 30, 2000 and December 31, 1999, respectively, a decrease of $3,040,126 or 4.55%. Deposits totaled $101,495,796 as of September 30, 2000, a $168,508 or .17% decrease from the December 31, 1999 total of $101,664,304.

Non-performing assets, which include non-accrual loans, loans delinquent 90 days or more but still accruing interest were $2,269,000 at September 30, 2000, as compared to $1,868,000 at December 31, 1999. This increase was due to the classification of two loans to non-accrual during the first quarter of 2000. Non-performing loans as a percent of total loans increased to1.43% at September 30, 2000 from .75% at December 31, 1999.

Net income for the nine month periods ended September 30, 2000 was $1,008,371 or $.1.01 per basic earnings per share and $.84 per diluted earnings per share, compared to net income of $1,262,756 or $1.27 per basic earnings per share and $1.19 per diluted earnings per share, for the nine month period ended September 30, 1999.

Provision for loan losses was $257,000 for the period ended September 30, 2000 and $130,000 for the same period ended September 30, 1999. The increase was the result of the identification of additional non-performing loans and classified assets.

Net interest income before provision for loan losses was $4,291,405 and $4,766,753 for the nine month periods ending September 30, 2000 and 1999, respectively. Non-interest income was $1,425,577 for the nine month period ending September 30, 2000, as compared to $1,206,844 for the nine month period ending September 30, 1999. Non-interest expense increased $168,374 to $3,874,311 for the nine month period ending September 30, 2000 from $3,705,937 for the same period of 1999.

The following table sets forth certain important ratios for the Company for the periods indicated:


                                                       Nine months ended September 30,
                                                   -------------------------------------
                                                      2000                     1999
                                                   ------------            -------------

Net earnings on average assets                           0.81%                    1.16%
                                                   ============            =============
Net earnings on average
    stockholders' equity                                 9.22%                   10.92%
                                                   ============            =============
Average stockholders' equity to
    average total assets                                 8.77%                   10.66%
                                                   ============            =============


The following explains in greater detail the financial condition and results of operations of the Company. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

FINANCIAL CONDITION

Cerritos Valley Bancorp (the "Company"), holding company for Cerritos Valley Bank (the "Bank"), recorded net earnings of $373,849, or $0.37 basic earnings per share, for the three month period ended September 30, 2000, and $1,008,371 or $1.01 basic earnings per share for the nine month period ended September 30, 2000. Compared with net earnings of $545,808, or $0.55 basic earnings per share, for the three month period ended September 30, 1999, and $1,262,756 or $1.27 basic earnings per share for the nine month period ended September 30, 1999. The Company had diluted earnings per share for the nine month period ended September 30, 2000 of $0.84 per share and $1.19 diluted earnings per share for the nine month period ended September 30, 1999.

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

The Bank owns the branch office located at 18300 Pioneer Boulevard, Artesia, California. The first floor consists of 7,106 square feet and houses the Bank's Artesia branch office and the Bank's loan center. The second floor consists of 7,565 square feet and houses the administration offices of the Company and the Bank.

The Bank leases its Glendale branch office. The Glendale branch office is located at 411 N. Central Avenue, Glendale, California. The branch space at this site consists of approximately 3,500 square feet. The premises are leased for a term expiring on March 1, 2008.

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

The following table sets forth the type and amount of loans outstanding in each category, the percent of total loans outstanding for each category and the allowance for the loan losses as of the dates indicated:


                                      September 30, 2000              December 31, 1999
                                 ----------------------------    -----------------------------
                                     Amount      % of Total          Amount      % of Total
                                 ----------------------------    -----------------------------

Commercial                          $ 29,092,303      44.64%       $ 27,913,786        40.95%
Construction                           3,206,413       4.92%          6,487,052         9.52%
Real estate                           31,132,979      47.77%         31,241,895        45.83%
Installment                            1,735,572       2.66%          2,526,134         3.71%
                                 ----------------------------    -----------------------------
        Subtotal                      65,167,267     100.00%         68,168,867       100.00%
Less:
        Deferred loan fees               (42,677)                       (86,054)
        Allowance for loan losses     (1,359,044)                    (1,277,141)
                                 ----------------                ---------------
Net loans                           $ 63,765,546                   $ 66,805,672
                                 ================                ===============

Except as otherwise set forth in the table above, as of September 30, 2000, the Bank did not have any concentration of loans in any particular industry exceeding 10% of total loans outstanding.

The Company actively monitors maturities and repricing activities within its loan portfolio. Construction loans decreased 50.57% during the period ended September 30, 2000 to $3,206,413 from $6,487,052 at December 31, 1999, as a result of scheduled maturities and principal pay-downs. Installment loans decreased 31.30% during the period ended September 30, 2000 to $1,735,572 from $2,526,134 at December 31, 1999, as a result of scheduled maturities and principal pay-downs.

In accordance with management's credit administration and regulatory policy, loans are placed on non-accrual status when the collection of principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection or in the process of renewal.

Non-performing loans increased 81.5% or $419,032 to $933,446 as of September 30, 2000, compared to $514,414 as of December 31, 1999. This increase relates primarily to the classification of two loans to a non-accrual status.

The following table sets forth information concerning non-performing assets, delinquent loans and loans 90 days or more past due and continuing to accrue and certain ratios as of the dates indicated:

                                                September 30, 2000       December 31, 1999
                                              ---------------------   ---------------------
(dollars in thousands)
Nonperforming loans (1)                                     $ 933                   $ 514
Other real estate owned                                         -                       -
                                              ---------------------   ---------------------
        Total nonperforming assets                          $ 933                   $ 514
                                                            ======                  ======

Accruing loans 90 days or more past due                   $ 1,336                 $ 1,354
                                                          ========                =======

Nonperforming loans to total loans                           1.43%                   0.75%
Nonperforming assets
        to total loans                                       1.43%                   0.75%
        to total assets                                      0.74%                   0.41%



The policy of the Bank is to review each loan in the portfolio to identify problem credits. There are three classifications for problem loans:
"substandard", "doubtful", and "loss". Substandard loans have one or more defined weaknesses and are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as loss is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

Management is not aware of any other loans at September 30, 2000 where known credit problems of the borrower would cause the Bank to have serious doubts about the ability of such borrowers to comply with their present loan repayment terms and which would result in such loans being classified as non-performing loans at some future date. While the California economy appears to be still going strong, management cannot predict the effect the economy will have on the Bank's loan portfolio. Furthermore, the Bank's primary regulators review the loan portfolio as an integral part of their routine, periodic examinations which may affect the balance of the allowance for loan losses. Accordingly, there is no assurance that other loans will not be placed on non-accrual, become 90 days or more past due, or have terms modified in the future.

Allowance for Loan Losses

The allowance for loan losses was $1,359,044 or 2.09% of loans outstanding at September 30, 2000, as compared to $1,277,141 or 1.87% of loans outstanding, at December 31, 1999.

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

Management believes that the allowance for loan losses was adequate at September 30, 2000, to absorb known and inherent losses in the existing portfolio. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. While the California economy appears to be still performing well, management cannot predict the extent to which the economic environment may perform in the future or the full impact that such environment may have on the Bank's loan portfolio. A decline in the local economy would result in deterioration in the quality of the loan portfolio and high levels of non-performing assets and charge-offs, which would require increased provisions for loan losses and would adversely affect the financial condition and results of operations of the Bank. Irrespective of a deterioration in economic conditions, it is possible that the Bank will be required to make additional provisions to the allowance for loan losses to absorb future losses, which could be material in amount and which could adversely affect the results of operations.

For the nine month period ended September 30, 2000, the allowance for loan losses was increased by $81,903 as the result of a provision for the same period of $257,000, net of charge-offs in the amount of $175,097. The increase in allowance for loan losses was

6.41% and 3.19% for the nine month period ending September 30, 2000 and year ended December 31, 1999, respectively.

The following table sets forth certain information regarding the allowance for loan losses:


                                                   September 30, 2000       December 31, 1999
                                                  ---------------------    --------------------


Balance at beginning of period                            $  1,277,141            $  1,237,680
Provision for loan losses                                      257,000                 240,000

Loan charge-offs                                              (293,105)               (225,747)
Recoveries on loans previously charged-off                     118,008                  25,208
                                                  ---------------------    --------------------
        Net (charge-offs) recoveries                          (175,097)               (200,539)
                                                  ---------------------    --------------------

Balance at end of period                                  $  1,359,044            $  1,277,141
                                                  =====================    ====================

Loans outstanding at end of period                        $ 65,167,267            $ 68,168,867
Average loans outstanding during period                   $ 65,255,420            $ 65,745,280

Net charge-offs (recoveries) to average loans
        outstanding                                               0.27%                   0.31%

Allowance for loan losses:
        to total loans                                            2.09%                   1.87%
        to nonperforming loans                                  145.59%                 248.27%
        to nonperforming assets                                 145.59%                 248.27%


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

At September 30, 2000, the Bank held $3,342,044 classified as held to maturity and $33,170,615 market value of securities classified as available for sale. The Banks does not have any securities classified as trading securities.

The net after tax unrealized loss from securities available for sale was $655,824 at September 30, 2000 as compared to an unrealized loss of $802,913 at December 31, 1999.

The following table sets forth the amortized cost and fair value of securities available for sale as of September 30, 1999 and December 31, 1999:



                                                     September 30, 2000
                                ------------------------------------------------------------------
                                  Amortized                                         Estimated
                                     cost            Gains          Losses          fair value
                                ---------------   ------------   --------------  -----------------

U.S. Treasury securities          $    499,229        $     -      $       634      $    498,595
Obligations of other U.S.
        Government agencies
        and corporations            26,182,030              -          815,664        25,366,366
Mortgage-backed securities           1,757,750              -           12,101         1,745,649
Obligations of state and
        political subdivisions       1,809,829          6,887           12,021         1,804,695
Corporate bonds                      4,033,343              -          278,033         3,755,310
                                ---------------   ------------   --------------  -----------------
                                  $ 34,282,181        $ 6,887      $ 1,118,453      $ 33,170,615
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
                                ===============  =============  =============  ==================

The amortized cost and fair value of securities held to maturity as of September 30, 2000 and December 31, 1999 are as follows:


                                                     September 30, 2000
                                    --------------------------------------------------------------------
                                      Amortized                                          Estimated
                                         cost           Gains           Losses           fair value
                                    ---------------  -------------  ---------------  -------------------

Obligations of other U.S.
        Government agencies
        and corporations               $ 2,000,000        $     -         $ 59,685          $ 1,940,315
Mortgage-backed securities                 628,118          1,922            7,021              623,019
Obligations of state and                         -
        political subdivisions             713,926          6,475            3,200              717,201
                                    ---------------  -------------  ---------------  -------------------
                                       $ 3,342,044        $ 8,397         $ 69,906          $ 3,280,535
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
                                    ===============  =============     ============   ==================


During the nine months ended September 30, 2000, and the nine months ended September 30, 1999, there were no sales of available for sale securities.


Deposits

Deposits totaled $101,495,796 as of September 30, 2000, as compared to $101,664,304 as of December 31, 1999. The decrease in deposits of $168,508, or
 .17%, is attributable to a decrease in interest -bearing checking and savings deposits as well as a decrease in non-interest bearing demand deposits. Time deposits with balances less than $100,000 increased from $13,363,696 as of December 31, 1999, to $13,661,924 or 2.23%, as of September 30, 2000. Time
deposits with balances greater than $100,000 increased from $17,765,391 as of December 31, 1999, to $18,273,531 or 2.86%, as of September 30, 2000. The Bank
is actively pursuing the acquisition of new deposit relationships.

At September 30, 2000 and December 31, 1999, the Bank had no brokered deposits.

The following table sets forth information regarding the amount of deposits by category and the percentage of each category to all deposits as of September 30, 2000 and December 31, 1999:

                                                         September 30, 2000              December 31, 1999

                                                   ----------------  ------------  -----------------  -----------
                                                       Amount        % of Total         Amount        % of Total
                                                   ----------------  ------------  -----------------  -----------

Checking noninterest                                  $  34,905,005       34.39%      $  35,789,486       35.20%
Checking interest-bearing and savings                    21,985,072       21.66%         23,497,164       23.11%
Money market accounts                                    12,670,264       12.48%         11,248,567       11.06%
Time certificates of deposit under $100,000              13,661,924       13.46%         13,363,696       13.14%
Time certificates of deposit $100,000 and over           18,273,531       18.00%         17,765,391       17.47%
                                                   ----------------  -----------  -----------------  -----------

                                                      $ 101,495,796      100.00%      $ 101,664,304      100.00%
                                                      =============      ======       =============      ======

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

Risk-based capital standards were implemented on December 31, 1992. Since December 31, 1992, banking organizations have been expected to meet the minimum ratio for qualifying total capital to risk-weighted assets of 8.0%, 4.0% of which must be Tier 1 capital. A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and risk-weighted off-balance sheet items.

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

The following table presents the capital ratios for the Company and the Bank, compared with the standards for "well-capitalized" depository institutions (which standards do not apply to bank holding companies) and the minimum required capital ratios to be deemed "adequately capitalized" under applicable federal regulations, as of September 30, 2000.


                                                                    Ratios for Well           Ratios for Adequately
                                          Actual                  Capitalized Purposes         Capitalized Purposes
                              -----------------------------------------------------------------------------------------
(dollars in thousands)          Amount           Ratio           Amount          Ratio        Amount          Ratio
                              ------------  -----------------  ------------   ------------  ------------   ------------

Company
     Leverage                    $ 11,767              9.40%       $ 6,261          5.00%       $ 5,009          4.00%
     Tier 1 risk-based           $ 11,767             13.57%         5,204          6.00%         3,469          4.00%
     Total risk-based              12,855             14.82%         8,673         10.00%         6,938          8.00%

Bank
     Leverage                    $ 11,687              9.34%       $ 6,259          5.00%       $ 5,008          4.00%
     Tier 1 risk-based             11,687             13.48%         5,201          6.00%         3,468          4.00%
     Total risk-based              12,775             14.74%         8,669         10.00%         6,935          8.00%


As indicated in the above table, the Company and the Bank have exceeded all applicable regulatory capital guidelines at September 30, 2000. The Company's management believes that, under the current regulations, the Company and the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Liquidity

The Company's primary source of liquidity is dividends from the Bank. Dividends from the Bank to the Company are subject to the restrictions set forth in the California Financial Code. The California Financial Code provides that a bank may not make a cash distribution to its shareholder in an amount which exceeds the lesser of (1) the retained earnings or (2) the net income of the bank for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during that period; however, a bank may, with the approval of the Department of Financial Institutions, make a distribution to its shareholders in an amount not exceeding the greatest of:

o   the retained earnings of the bank,

o   the net income of the bank for its last fiscal year, or

o   the net income of the bank for its current fiscal year.

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

The objective of liquidity management is to maintain a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. Management monitors the liquidity position continuously in relation to trends of loans and deposits for short term and long term requirements. Liquid assets are monitored on a daily basis to assure sufficiency of readily marketable assets and access to short term funding sources. The Bank has several federal funds borrowing lines, which would enable the Bank to borrow on an unsecured basis from a non-affiliated financial institution. The Bank also has a line of credit, secured by selected investment securities in the amount of $2,000,000 with the Federal Reserve Bank of San Francisco at their Loan & Discount Window. In addition, the Bank has a line of credit, secured by selected investment securities and pledged loans in the amount of $17,922,000 with an available amount of $7,239,000 with the Federal Home Loan Bank of San Francisco.

The Bank's primary sources of liquidity are federal funds sold, unpledged marketable securities, borrowing capacity from the Federal Home Loan Bank and cash and due from banks. The Bank's liquidity ratio (the sum of liquid assets divided by net deposits) was 33.55% as of September 30, 2000, as compared to 35.48% as of December 31, 1999. The decrease of 1.93% from December 31, 1999 to September 30, 2000 was a result of decreased deposits. Deposits decreased $168,508 to $101,495,796 as of September 30, 2000, from $101,644,304, as of
December 31, 1999. Management also monitors and controls the loan to deposit ratio to ensure that the ratio remains within policy limits. At September 30, 2000 and December 31, 1999, the average loan to deposit ratios were 64.48% and 66.35%, respectively.

For the nine months ended September 30, 2000, federal funds sold average balance was $4,436,723 compared to $10,833,000 for the nine months ended September 30, 1999, a decrease of 59.04%. In addition, securities in the available for sale portfolio can be sold in response to liquidity needs or used as collateral for banking activities including advances from the Federal Home Loan Bank. Securities held to maturity are available for liquidity needs primarily as collateral. The fair value of securities available for sale and held to maturity at September 30, 2000 were $33,170,615 and $3,280,535, respectively.

RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $373,849 for the three month period ended September 30, as compared to net earnings of $545,808 for the three month period ended September 30,1999. The Company reported consolidated net earnings of $1,008,371 for the nine month period ended September 30, 2000, as compared to $1,262,756 for the nine month period ended September 30, 1999. Basic earnings per share for the three month period ended September 30, 2000 and 1999 were $0.37 and $0.55, respectively. Basic earnings per share for the nine month periods ended September 30, 2000 and 1999, were $1.01 and $1.27, respectively. On a fully diluted basis, the earnings per share for the nine month period ended September 30, 2000 was $0.84, as compared to $1.19 for the same period ended September 30, 1999.

Net Interest Income

Net interest income is the major source of operating income of the Bank. Net interest income is the difference between the interest income from earning assets and the interest paid on interest bearing liabilities. Net interest income before provision for loan losses was $4,291,405 for the nine month period ended September 30, 2000, and $4,766,753 for the nine month period ended September 30, 1999. The average cost of funds was 3.90% and 3.77% for the nine month periods ended September 30, 2000 and 1999, respectively. Average loans outstanding were $65,323,000and $65,922,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Average investments, including Federal Funds sold, were $42,216,000 and $51,067,000 for the nine months ended September 30, 2000 and 1999, respectively.

The preponderance of loans and investments earn interest at rates which vary with reference to the published rate charged by money center banks to their best customers (Prime Rate). During the first nine months of 2000, the Prime Rate, or the Bank's reference rate, averaged 10.14%, which compares to 9.50% during the first nine months of 1999. Average earning assets were $107,539,000 and $117,084,000 for the nine month periods ending September 30, 2000 and 1999, respectively. Non-performing assets, a non-earning asset, adversely impacted this average for the nine month period ending September 30, 2000.

Interest expense decreased during the first nine months of 2000 to $2,282,276, as compared to $2,308,375 for the like period in 1999. The average rate paid on interest bearing deposits and other borrowings was 3.90% and 3.77% for the nine months ended September 30, 2000 and 1999, respectively. Average interest bearing deposits were $65,914,000 and $68,352,000 for the nine month periods ending September 30, 2000 and 1999, respectively. Thus, the decrease in interest expense was attributable to a decrease in interest bearing deposits.

As a result of the foregoing, the net interest margin and the net interest earned as a percentage of average earnings were as follows for the period indicated:


                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                               -----------------------------    ----------------------------
                                                   2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------

Net interest margin                                   3.98%           4.34%           4.27%           4.31%
Net interest income earned as a
percentage of average earning assets                  5.11%           5.51%           5.32%           5.43%


The following tables present the distribution of average assets, liabilities and shareholders' equity as well as the total dollar amount of interest income from average interest-earning assets and resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 2000 and 1999.



                                                   Nine months ended                   Nine months ended
                                                   September 30, 2000                 September 30, 1999
                                         -----------------------------------    -----------------------------------
                                          Average     Yield/                     Average     Yield/
(dollars in thousands)                    Balance      Rate      Interest        Balance      Rate        Interest
                                         ---------    ------    ----------      ---------    -----       ---------
Assets
Interest-earning assets:
     Securities                           $  37,779       5.95%     $ 1,683      $  40,234       5.83%     $ 1,755
     Loans                                   65,323       9.58%       4,687         65,922      10.00%       4,933
     Federal funds sold                       4,437       6.08%         202         10,833       4.72%         382
     Interest-earning deposits                    -       0.00%           2             95       6.50%           5
                                         -----------              -------------------------              ----------
         Total interest-earning assets      107,539       8.17%       6,574        117,084       8.08%       7,075
                                         -----------              -------------------------              ----------

Deferred loan fees                              (68)                                  (102)
Allowance for loan losses                    (1,339)                                (1,197)
Noninterest-earning assets
     Cash and due from banks                  9,843                                  9,183
     Premises and equipment                   2,189                                  1,853
     Other assets                             6,519                                  4,184
                                         -----------                            -----------
         Total assets                     $ 124,683                              $ 131,005
                                         ===========                            ===========


Liabilities and Shareholders' Equity
Interest-bearing liabilities
      Interest-bearing demand deposits    $  11,836       1.49%         132       $ 11,600       1.47%         128
     Savings and money market deposits       22,719       2.55%         433         24,189       2.69%         487
     Time deposits under $100,000            14,739       4.83%         533         14,133       4.49%         475
     Time deposits over $100,000             16,620       5.25%         653         18,430       4.68%         645
     Other borrowings - FHLB                 11,497       5.69%         490         13,223       5.62%         556
     Capital lease & TT&L & Other               697       7.86%          41            241       9.58%          17
                                         -----------              -------------------------            ------------
                                             78,108       3.90%       2,282         81,816       3.77%       2,308
                                         -----------              -------------------------            ------------
Noninterest-bearing liabilities
      Noninterest-bearing demand deposits    33,817                                 34,840
      Other liabilites                        2,399                                  1,965
Shareholders' equity                         10,359                                 12,384
                                         -----------                            -----------
         Total liabilities and shareholders'
            equity                        $ 124,683                              $ 131,005
                                         ===========                            ===========
                                                          5.32%     $ 4,292                      5.43%     $ 4,767
                                                          =================                      =================




Provision for Loan Losses

The provision for loan losses creates an allowance for potential losses in the loan portfolio. These provisions increase the allowance for loan losses.

For the nine month period ended September 30, 2000, the provision for loan losses was $257,000 as compared to $130,000, for the nine month period ended September 30, 1999.

Management believes that the allowance for loan losses at September 30, 2000 was adequate to absorb known and inherent risks in the loan portfolio. However, no assurances can be given that changes in economic conditions or other factors will not lead to a higher amount of problem loans, provision for loan losses, or charge-offs. Moreover, under certain circumstances, it is possible that additional provisions to the allowance could be required in the future.

For further information on non-performing and classified loans, the allowance for loan losses, and the resulting effect on results of operations, see Financial Condition - Allowance for Loan Losses, and Financial Condition - Non-performing Assets.

Non-interest Revenue

For the nine months ended September 30, 2000, non-interest revenue totaled $1,425,577 compared to $1,206,844 for the same period in 1999. The increase was primarily related to an increase in service charges on deposit accounts and other service charge and income.

Non-interest Expense

Non-interest expenses for the nine months ended September 30, 2000, increased to $3,874,311 or 4.54%, from $3,705,937 for the same period in 1999. The increase occurred primarily in other operating expenses, which includes Professional expense categories and employee expense.

The increase in Professional expense category is primarily in legal fees and other professional fees, which increased $75,161 from $345,211 for the nine months ended September 30, 1999 to $420,373 for the same period in 2000. The increase in legal is primarily due to litigation arising from credit resolution.

Income Taxes

For the nine months ended September 30, 2000, the provision for income taxes was $577,300 compared to $874,904 for the same period in 1999.

ASSET/LIABILITY MANAGEMENT

The Bank's policy is to match the level of rate sensitive assets to rate sensitive liabilities within limited ranges, thereby reducing the exposure to interest rate fluctuations. While no single measure can completely identify the impact of changes in interest rates on net interest income, one gauge of interest rate sensitivity is to measure, over a variety of time periods, the difference in the amounts of the Bank's rate sensitive assets and rate sensitive liabilities. The differences, or "gaps", provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. This mismatch may enhance earnings in a rising interest rate environment, and may reduce earnings when interest rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, referred to as a "negative gap", it indicates that a greater volume of liabilities than assets will reprice during the period. In this case a rising interest rate environment may reduce earnings and declining interest rates may enhance earnings. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of responsiveness as well as to the extent of responsiveness to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rates risk inherent in its loan and deposit functions and management actively monitors and manages this interest rate risk exposure. The Bank does not have any market risk sensitive instruments entered into for trading purposes. Management uses several different tools to monitor its interest rate risk. One measure of exposure to interest rate risk is gap analysis. A positive gap for a given period means that the amount of interest-earning assets maturing of otherwise repricing within such period is greater than the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. The Bank has a negative gap measured within the 12 month period. From one year and beyond, the negative gap changes to a positive gap. In addition, the Bank uses interest rate shock analysis to estimate the effect of certain hypothetical rate changes on income and capital on a present value basis. The Bank uses an internal reference rate index to price its loans. This reference rate is not automatically adjusted when the Wall Street prime rate is lowered. As a result, the Bank does not pay any broker to obtain deposits and therefore is able to price its deposit below competitive prices. Based upon the Bank's shock analysis, net interest income is expected to rise with increasing rates and fall with declining rates.

The Bank's positive gap after one year is the result of the majority of investments having terms greater than one year on the asset side. Also, approximately 53.1% of its loan portfolio reprices and matures over a 1 year period. On the liability side, the majority of the Bank's time deposits have an average term life of less than 1 year while savings accounts, NOW accounts and money market accounts are recorded for gap analysis in the next day to three month category because they do not have a contractual maturity date. The borrowings from the Federal Home Loan Bank have an average term life greater than three years.

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

The following table sets forth the distribution of repricing opportunities of the Bank's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap, i.e. interest rate sensitive assets less interest rate sensitive liabilities, the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of September 30, 2000. The table also sets forth the time periods within which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rates relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.



                                                                                  September 30, 2000
                                                             --------------------------------------------------------------
                                                                             Over
                                                                            Three
                                                                            Months       Over
                                                              Next Day     Through     One Year      Over
                                                              to Three      Twelve      Through      Five
(dollars in thousands)                                         Months       Months     Five Years    Years       Total
                                                             ---------   ----------   -------------  ------   -----------
ASSETS:
Federal funds sold                                           $   4,310     $      -    $      -    $      -     $  4,310
Taxable investment securities                                        -        2,974      24,935       7,185       35,094
Nontaxable investment securities                                     -          380         980         909        2,269

Loans (1)                                                       29,825          260      11,994      22,112       64,191
                                                               -------      -------     -------      ------      ------
                             Total interest-earning assets      34,135        3,614      37,909      30,206      105,864

LIABILITIES:
Savings deposits (2)                                            34,655                                    -       34,655
Time deposits                                                   14,808       11,401       5,726           -       31,935
Other borrowed funds                                                 -            -       4,924       5,759       10,683
                                                               -------      -------     -------      ------      ------
                             Total interest-bearing
                               liabilities                      49,463       11,401      10,650       5,759       77,273
                                                               -------      -------     -------      ------      ------
Net (interest-bearing liabilities)
                             interest-earning assets         $ (15,328)    $ (7,787)   $ 27,259    $ 24,447     $ 28,591
                                                             =========     ========    ========    ========     =======
Cumulative net (interest-bearing
                             liabilities) interest-earning
                             assets (GAP)                    $ (15,328)    $(23,115)   $ 19,472    $ 51,706     $ 53,038
                                                             ==========    =========   ========    ========     =======
Cumulative GAP as a
                             percentage of total
                             interest-earning assets            -44.90%     -639.60%      51.37%     171.18%       50.10%
                                                                ======      =======       =====      ======        =====


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

Dated November 14, 2000
      ---------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paula-Rose Wihongi
   -----------------------------
   Paula-Rose Wihongi, Principal Financial Officer
   and Principal Accounting Officer

Dated November 14, 2000
     ---------------------------